Form 10-Q
period 1995-03-31
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES
filed 1995-05-15
CIK 759857

SECURITIES AND EXCHANGE COMMISSION

     Washington, DC 20549


     FORM 10-Q


     Quarterly Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934


     For Quarter Ended March 31, 1995
     Commission File Number:  0-14453


     National Real Estate Limited Partnership
     Income Properties
     (Exact name of registrant as specified in its charter)




     Wisconsin39-1503893
     (State or other jurisdiction of  (I.R.S. Employer
     Identification
     incorporation or organization)  Number)


     9800 West Bluemound Road, Wauwatosa, Wisconsin  53226-4353
     (Address of principal executive offices)         (zip
     code)



     Registrant's telephone number, including area code:
     (414) 453-3498


     N/A
     ____________________________________________________
     Former name, address and fiscal year if changed since last report.



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.



          X Yes               No
NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES




     INDEX




     Page

      PART I. FINANCIAL INFORMATION

     Balance Sheet (unaudited) - March 31, 1995
     and December 31, 1994  2

     Statement of Operations (unaudited) -
     Three months ended
     March 31, 1995 and 1994  3

     Statements of Cash Flows (unaudited) -
     Three months ended March 31, 1995 and 1994  4

     Notes to Financial Statements (unaudited)  5-6

     Management's Discussion and Analysis of
     Financial Condition and Results of Operation  7-8


          PART II. OTHER INFORMATION AND SIGNATURES  9-10
               PART I.  FINANCIAL INFORMATION













         NATIONAL REAL ESTATE LIMITED PARTNERSHIP - IP





         (A Wisconsin Limited Partnership)






        Balance Sheet






          (Unaudited)








     March 31

     December 31,




     1995

     1994


     ASSETS






     Current Assets






          Cash
     $
     427,175
     $
     409,508


          Escrow deposits and other assets (Note 4)

     11,565

     17,420


     Other Assets






          Investment properties, at cost






             Land

     1,267,695

     1,267,695


             Buildings and improvements

     6,001,325

     5,992,076











     7,269,020

     7,259,771









             Less accumulated depreciation

     1,769,275

     1,718,173











     5,499,745

     5,541,598










     $
     5,938,485
     $
     5,968,526









     LIABILITIES AND PARTNERS' CAPITAL






     Liabilities:






          Tenant security deposits
     $
     7,423
     $
     7,823


          Rents received in advance

     37,140

     31,530


          Accrued interest payable to Individual
     General Partner
     378,584

     361,303


          Accrued expenses and other liabilities

     74,003

     100,687


          Note payable to Individual General






             Partner (Note 6)

     271,020

     271,020











     768,170

     772,363









     Partners' Capital (deficiency) (Note 5):






         General Partners
     $
     (85,027)
     $
     (84,252)


          Limited Partners (authorized--10,000






            Interests; outstanding--9,034.01 Interests)
     5,277,013

     5,302,086


          Less 29.86 Interests held in Treasury

     (21,671)

     (21,671)











     5,170,315

     5,196,163










     $
     5,938,485
     $
     5,968,526









          See notes to financial statements.

        NATIONAL REAL ESTATE LIMITED PARTNERSHIP - IP






     (A Wisconsin Limited Partnership)






            Statement of Cash Flows






     (Unaudited)








         Three Months Ended




               March 31,




     1995

     1994


     Operating Activities






             Net income (loss) for the period
     $
     6,641
     $
     (14,647)


             Adjustments to reconcile net loss to






               net cash used in operating activities:






               Depreciation

     51,102

     49,984









             Changes in operating assets and






               liabilities:






               Escrow deposits & other assets

     5,855

     (20,811)


               Tenant security deposits

     (400)

     0


               Rents received in advance

     5,610

     (3,439)


               Accrued expenses and other liabilities

     (9,403)

     26,331
















                    NET CASH PROVIDED BY (USED IN)

     59,405

     37,418


                      OPERATING ACTIVITIES




















          Investing activities:






               Additions to investment property

     (9,249)

     (1,415)









          Financing activities:






               Distributions to partners

     (32,489)

     (32,489)









                    INCREASE (DECREASE) IN CASH

     17,667

     3,514









                    Cash at beginning of period

     409,508

     304,845









                     CASH AT END OF PERIOD
     $
     427,175
     $
     308,359









     See notes to financial statements.

      NATIONAL REAL ESTATE LIMITED PARTNERSHIP - IP







               (A Wisconsin Limited Partnership)







                        Statement of Operations






               (Unaudited)









       Three months ended





               March 31,





     1995

     1994



     INCOME







          Operating income
     $
     208,169
     $
     189,923



          Other income

     10,221

     9,633











             Total Income

     218,390

     199,556











     OPERATING EXPENSES







          Property operating expenses

     101,412

     104,699



          Depreciation and amortization

     51,102

     49,984



          Interest expense

     17,282

     11,686



          Administrative expense

     49,981

     50,036











             Total Expenses

     219,777

     216,405











     Income(Loss) from operations

     (1,387)

     (16,849)



     Other Income (expenses)







             Interest income

     8,028

     2,202











             Net Income (Loss)
     $
     6,641
     $
     (14,647)



     Net Income (Loss) attributable to







             General Partners (3%)
     $
     199
     $
     (439)



     Net Income (Loss) attributable to







             Limited Partners (97%)
     $
     6,442
     $
     (14,208)



             Per Limited Partnership Interest







               Outstanding--9,004.15 Interests
     $
     0.72
     $
     (1.58)
     $










          See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES
     (A Wisconsin Limited Partnership)
     Notes to Financial Statements
     (Unaudited)
     March 31, 1995


      1.In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the National Real Estate Limited Partnership Income Properties annual report for the year ended December 31, 1994. Refer to the footnotes of those statements for additional details on the Partnership's financial condition. The operating results for the period ended March 31, 1995, may not be indicative of the operating results for the entire year.

      2.National Real Estate Limited Partnership Income Properties (the "Partnership") was organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated December 18, 1984, for the purpose of investing in residential, commercial, and industrial real properties. John Vishnevsky and National Development and Investment, Inc., contributed the sum of $6,000 to the Partnership as General Partners. The Limited Partnership Agreement had authorized the issuance of 10,000 Limited Partnership Interests (the "Interests") at $1,000 per Interest with the offering period commencing January 31, 1985. Upon conclusion of the offering in December 1986, the Partnership had raised $9,024,556 in capital representing 9,034.01 Interests.

      3.National Realty Management, Inc. (NRMI):  The
     Partnership incurred property management fees of $11,741 under an agreement with NRMI for the period presented.

      4.Real estate taxes are charged to operations based on actual taxes paid for the prior year and are adjusted for normal annual increases. Taxes for Tucson Lock-It Lockers, Phoenix Lock-It Lockers, Cave Creek Lock-It Lockers, and Northridge Commons are being accrued monthly at $4,616, $1,831, $389, and $3,844, respectively. In addition to carrying forward the escrow balance from the prior year, funds are escrowed at a rate of $4,500, $1,800, and $450 per month for Tucson Lock-It Lockers, Phoenix Lock-It Lockers, and Cave Creek Lock-It Lockers, respectively.

National Real Estate Limited Partnership Income
     Properties
     (A Wisconsin Limited Partnership)
     Notes to Financial Statements (Cont.)
     (Unaudited)
     March 31, 1995


      5.Changes in Partners' Equity:
                    LimitedGeneral
             Partners         Partners        Total
     Quarter Ended March 31, 1995
     Partner's Equity, beginning of quarter$5,280,415
     $(84,252)$5,196,163
     Distributions(   31,515)(   974)(  32,489)
     Net Income (Loss)       6,442       199        6,641
     Partners' Equity, end of quarter$5,255,342
     $(85,027)$5,170,315

     Limited Partner's equity is net of 29.86 interests held in treasury of ($21,671).

     Quarter Ended March 31, 1994
     Partner's Equity, beginning of quarter$5,355,306
     $(81,938)$5,273,368
     Distributions   (31,515)   (  974)    (32,489)
     Net Income (Loss)      (14,208)       (439)
     (14,647)
     Partners' Equity, end of quarter$5,309,583
     $(83,351)$5,266,232


     Limited Partner's equity is net of 29.86 interests held in treasury of ($21,671).

      6.As outlined in the prospectus, the General Partners agreed to make loans to the Partnership up to an aggregate of 3% of the gross proceeds of the offering to the extent necessary to provide distributions to the limited partners at annualized rates equal to 8% in 1985, 8.25% in 1986, and 8.5% in 1987. The loan will be repaid solely from sales proceeds, with compounding interest equal to the cost of their funds or 12%, whichever is lower. As of March 31, 1995, interest totaling $378,584 has accrued.

      7.Northridge Commons' tenants pay monthly fixed rent payments plus estimated charges for taxes, costs of insurance premiums, administrative costs, and operating expenses with respect to common areas.


     NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES
     (A Wisconsin Limited Partnership)
     Management's Discussion and Analysis of
     Financial Condition and Results of Operations
     March 31, 1995

     The Partnership currently owns and operates four investment properties; Tucson Lock-It Lockers, a 49,885 net rentable square foot mini warehouse complex in Tucson, Arizona; Phoenix Lock-It Lockers, a 58,766 net rentable square foot mini warehouse complex in Phoenix, Arizona; a portion of Cave Creek Lock-It Lockers containing 8,236 of 46,028 net rentable square feet in Phoenix, Arizona; and Northridge Commons, a 20,700 net rentable square foot community shopping center in Milwaukee, Wisconsin.

     Occupancy based upon net rentable square feet for the first quarter averaged 98.9% for Tucson Lock-It
     Lockers; 98.7% for Phoenix Lock-It Lockers; 63.6% for
     Northridge Commons; and 98.2% for Cave Creek Lock-It
     Lockers. This compares to an average of 97.9% for
          Tucson Lock-It Lockers;
NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES
     (A Wisconsin Limited Partnership)
     Management's Discussion and Analysis of
     Financial Condition and Results of Operations (Cont.)
     March 31, 1995



     97.1% for Phoenix Lock-It Lockers; 63.6% for Northridge
     Commons; and 99% for Cave Creek Lock-It Lockers during the same period of 1994.

     Occupancy remained in line with last year at the Tucson and Phoenix Lock-It Lockers for the first quarter. Rental rates were also increased to be consistent with the current market prices at surrounding locker facilities. In order to maximize occupancy, improvements to Tucson Lock-It Lockers included roof repairs and painting, and the Phoenix Lock-It Lockers office was painted. At Cave Creek Lock-It Lockers the office was reroofed. Tucson Lock-It Lockers, Phoenix Lock-It Lockers and Cave Creek Lock-It Lockers painting projects will continue throughout the remainder of the year. Tucson Lock-It Lockers and Phoenix Lock-It Lockers will also be repairing the asphalt.

     Upon the purchase of Cave Creek Lock-It Lockers, the Partnership entered into master lease agreements with the Seller, Enterprise Growth Group (EGG). The Partnership had been informed that EGG had been funding the lease payments because cash flow from the property had not been sufficient to cover them. EGG made only a partial lease payment in August, 1991 for the July installment and was delinquent in subsequent payments. The General Partners officially notified EGG of their default on October 17, 1991. Management of the property was turned over to National Realty Management, Inc. on November 1, 1991 in order to ensure maximization of net operating income to the Partnership. As of early 1992, the master lease agreements expired. The Partnership continues to research legal remedies relating to enforcing collection from EGG.

     Vacancies continue to plague the surrounding retail shopping area of Northridge Commons. In order to attract tenants, Northridge Commons has maintained the same base rent as it did during the same period of 1994. A new tenant, Cellular One, signed a five year lease agreement for 4,738 square feet (or about 23% of the net rentable square footage) with Northridge Commons and is planning extensive renovations at their own expense. This lease begins on May 1, 1995. Talbots remains as the anchor tenant and has done well since their expansion in 1990. In May 1993 Computer Components broke their five year lease and vacated the property. They subsequently filed Chapter 11 in Milwaukee and Madison, Wisconsin. Legal council has filed legal documents to establish Northridge Commons as a creditor due to notification that some funds are available to outstanding creditors. Information was obtained from the court that there are assets to draw from. Therefore, legal action is planned for collection. Legal action is also being taken to collect past due rent and common area maintenance charges from Hair Care Harmony. It has been mutually agreed that Hair Care Harmony will pay half of the past due base rent for the first three months of 1994. In addition, Hair Care Harmony has further agreed to pay the shortage of common area maintenance charges from 1993. This issue is expected to be settled and closed in the second quarter of 1995.

     During the first quarter of 1995 rental revenue for Tucson Lock-It Lockers and Phoenix Lock-It Lockers increased compared to the first quarter of 1994 due to increased rental rates. Also during the first quarter of 1995, rental revenue for Cave Creek Lock-It Lockers and Northridge Commons also increased compared to the first quarter of 1994 due to a decrease in delinquent rent.

     Operating expenses during the first quarter of 1995 remained in line as compared to the operating expenses during the same quarter in 1994.

     The Partnership continued cash distributions to its partners with distributions totaling $32,489 for the first quarter of 1995. These distributions are required to be allocated 97% to Limited Partners ($31,515) and
          3% to the General Partners ($974).
PART II. OTHER INFORMATION



     Item 6(b). Reports on Form 8-K

     There were no reports on Form 8-K for the quarter ended
     March 31, 1995.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange
     Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     National Real Estate Limited Partnership
     Income Properties
     (Registrant)




     Date        /S/May 11, 1995

     /S/        John Vishnevsky
     ________________________________
     John Vishnevsky
     President and Chief Operating and
     Executive Officer
     National Development and Investment, Inc.
     Corporate General Partner


     Date       /S/May 11, 1995
     /S/        John Vishnevsky
     __________________________________
     John Vishnevsky
     Chief Financial and Accounting Officer

     Date       /S/May 11, 1995
     Stephen P. Kotecki
     __________________________________
     Stephen P. Kotecki
     President
     EC Corp
     Corporate General Partner

     B:\NIP.ELE