Form 10-Q/A
period 1995-03-31
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES
filed 1995-07-20
CIK 759857

SECURITIES AND EXCHANGE COMMISSION

     Washington, DC 20549

     FORM 10-Q Amendment
     The purpose of this amendment is to attach the FDS

     Quarterly Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For Quarter Ended March 31, 1995
     Commission File Number: 01-16874

     National Real Estate Limited Partnership Income
     Properties-II
     (Exact name of registrant as specified in its charter)





     Wisconsin
     (State or other jurisdiction of incorporation or organization)

     39-1553195
     (I.R.S. Employer Identification Number)


     9800 West Bluemound Road, Wauwatosa,
     Wisconsin  53226-4353
     (Address of principal executive offices)(zip code)


     Registrant's telephone number, including area code:
     (414) 453-3498


     -N/A -
     Former name, address and fiscal year if changed since last report.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


          (X)  Yes     No
NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME
     PROPERTIES-II




     INDEX




      Page

     PART I. FINANCIAL INFORMATION

     Balance Sheet (unaudited) - March 31, 1995
     and December 31, 1994 . . . . . . . . . . . . . .2

     Statement of Operations (unaudited) - Three months
     ended March 31, 1995 and 1994 . . . . . . . . . .3

     Statement of Cash Flows (unaudited) -
     Three months ended March 31, 1995 and 1994. . . .4

     Notes to Financial Statements (unaudited) . . .5-6

     Management's Discussion and Analysis of
     Financial Condition and Results of Operation. . .7


     PART II. OTHER INFORMATION AND SIGNATURES . . .8-9

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES-II
     (A Wisconsin Limited Partnership)

     Balance Sheet
     (Unaudited)

                              March 31,      December 31,
                                1995              1994

     ASSETS
      Current Assets:
        Cash                  $401,891       $369,244
        Escrow and other deposits (Note 5)
                              21,822         23,254
        Accounts receivable and other assets
                              10,067         8,346
      Other Assets:
        Investment properties, at cost
         Land                 516,590        516,590
         Buildings and improvements
                              4,140,774      4,140,774


                              4,657,364      4,657,364
        Less accumulated depreciation
                              1,020,584      985,470

                              3,636,780      3,671,894

     Intangible Assets:
       Debt issue costs, net of accumulated amortization
       of $5720 as of December 31, 1994 and
       $3,700 as of December 31, 1993
                              3,872          4,377

                              $4,074,432     $4,077,115

     LIABILITIES AND PARTNERS' CAPITAL

     Liabilities:
       Accrued expenses and other liabilities
                              $1,962         $1,500
       Tenant security deposits
                              27,124         27,924
       Mortgage notes payable (Note 6)
                              524,333        535,333
       Rent received in advance
                              15,018         10,968

                              568,437        575,725


     Partners' Capital (Note 3):

       General Partners (deficit)
                              28,572         26,792
       Limited Partners
       (authorized----40,000 Interests;
                              3,477,423      3,474,598
       outstanding--20,653.69)
                              3,505,995      3,501,390

                              $4,074,432     $4,077,115

     See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROERTIES-II
     (A Wisconsin Limited Partnership)

     Statement of Operations
     (Unaudited)

                                   Three Months Ended
                                        March 31,
                                   1995           1994
     Income:
       Operating Income            $188,483       $175,134

                                   188,483        175,134

     Operating expenses:
       Operating                   77,202         74,072
       Administration              33,549         33,774
       Depreciation and amortization
                                   35,619         35,506
       Interest (Note 6)           13,716         10,785

                                   160,086        154,137


     Income (Loss) from operations 28,397         20,997

     Other income (expense):
       Interest and other income   7,190          2,255

        Net Income/(Loss)          $35,586        $23,252

     Net Income/(Loss) attributable to
       General Partners (5%)       $1,779         $1,163
     Net Income/Loss attributable to
       Limited Partners (95%)      $33,807        $22,089
       Per Limited Partnership
       Interest outstanding-20,653.69
                                   $1.64          $1.07

     See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES-II
     (A Wisconsin Limited Partnership)

     Statement of Cash Flows
     (Unaudited)

                                   Three Months Ended
                                        March 31,

                                   1995           1994

     Operating Activities:
       Net income (loss) for the period
                                   $35,586        $23,252

     Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization
                                   35,114         35,001
     Amortization of debt issue costs
                                   505            505

     Changes in operating assets and
     liabilities:
       Escrow deposits and other assets
                                   (289)          (17,280)
       Rents received in advance   4,050          4,489
       Accrued expenses and other liabilities
                                   462            14,181
       Tenant security deposits    (800)          2,350

       Accrued real estate taxes   0              0

     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                                   74,628         62,498

     Investment activity:
       Additions to investment property
                                   (0)            0
     Financing activities:
       Distributions to partners   (30,981)       (30,981)
       Proceeds from mortgage note payable
                                   0              0
       Payments on mortgage note payable
                                   (11,000)       (11,000)

     NET CASH PROVIDED BY FINANCING ACTIVITIES
                                   (41,981)       (41,981)

     INCREASE (DECREASE) IN CASH   32,647         20,517

     Cash at beginning of period   369,244        278,892

     CASH AT END OF PERIOD         $401,891       $299,409

     See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES-II
     (A Wisconsin Limited Partnership)
     Notes to Financial Statements
     (Unaudited)
     March 31, 1995


     1.In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the National Real Estate Limited Partnership Income Properties-II annual report for the year ended December 31, 1994. Refer to the footnotes of those statements for additional details of the Partnership's financial condition. The operating results for the period ended March 31, 1995 may not be indicative of the operating results for the entire year.

     2.National Real Estate Limited Partnership Income Properties-II (the "Partnership") was organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated June 5, 1986, to acquire primarily existing commercial and residential real properties and hotels. John Vishnevsky and National Development and Investment, Inc., have contributed the sum of $1,000 to the Partnership as General Partners. The Limited Partnership Agreement had authorized the issuance of 40,000 Limited Partnership Interests (the "Interests") at $250 per Interest with the offering period running from August 18, 1986 through August 18, 1988. On August 18, 1988, the Partnership concluded its offering and capital contributions totaled $5,163,031 for 20,653.69 Limited Partnership Interests.

     Pursuant to the Escrow Agreement with the First Wisconsin Trust Company, Milwaukee, Wisconsin, until the minimum number of Interests (4,850) and investors
     (100) were subscribed, payments were impounded in a special interest-bearing escrow account. On February 2, 1987, the Partnership received the required minimum capital contributions and $1,332,470, representing 5,329.88 Interests, was released to the Partnership.

     3.Changes in Partners' Equity:

     LIMITED PARTNERS
     Quarter Ended March 31, 1995
     Partners' Equity, beginning of quarter  $3,474,598
     Distributions                           (30,981)
     Net Income (Loss)                       33,807
     Partners' Equity, end of quarter        $3,477,423


     Quarter Ended March 31, 1994
     Partners' Equity, beginning of quarter  $3,486,753
     Distributions                           (30,981)
     Net Income (Loss)                       22,089
     Partners' Equity, end of quarter        $3,477,861


     GENERAL PARTNERS
     Quarter Ended March 31, 1995
     Partners' Equity, beginning of quarter  $26,792
     Distributions                           --
     Net Income (Loss)                       1,779
     Partners' Equity, end of quarter        $28,572


     Quarter Ended March 31, 1994
     Partners' Equity, beginning of quarter  $20,910
     Distributions                           --
     Net Income (Loss)                       1,163
     Partners' Equity, end of quarter        $22,073


     TOTAL
     Quarter Ended March 31, 1995
     Partners' Equity, beginning of quarter  $3,501,390
     Distributions                           (30,981)
     Net Income (Loss)                       35,586
     Partners' Equity, end of quarter        $3,505,995


     Quarter Ended March 31, 1994
     Partners' Equity, beginning of quarter  $3,507,663
     Distributions                           (30,981)
     Net Income (Loss)                       23,252
     Partners' Equity, end of quarter        $3,499,934

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES-II
     (A Wisconsin Limited Partnership)
     Notes to Financial Statements (cont'd)
     (Unaudited)
     March 31, 1995


     4.National Realty Management, Inc. (NRMI):  The
     Partnership incurred property management fees of $9,501 under an agreement with NRMI for the three month period ended March 31, 1995.

     5.For Cave Creek Lock-It Lockers and Amberwood
     Apartments, monthly payments are being deposited for the estimated 1995 real estate taxes. Funds are escrowed at a rate of $5,000 per month for Amberwood and $2,400 per month for Cave Creek Lock-It Lockers.
     Amberwood's real estate taxes are prepaid in two installments, one in September and one in February.

     6.The mortgage note payable is secured by Amberwood Apartments. Monthly principal and interest payments are required in amounts sufficient to fully amortize the loan over 15 years. The interest rate is adjustable annually at 1.5% plus First Michigan Bank prime rate and is currently at 10.5%. The note matures on March 1, 1997. Maturities of the mortgage from 1995 to 1997 based on the current accrual rate, are as follows:
     $44,000, $44,000, and $447,333.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES-II
     (A Wisconsin Limited Partnership)
     Management's Discussion and Analysis of
     Financial Condition and Results of Operations
     March 31, 1995

     The Partnership owns and operates two investment properties: a portion of Cave Creek Lock-It Lockers, located in Phoenix, Arizona, and the Amberwood
     Apartments, a 56-unit apartment complex in Holland, Michigan.

     National Real Estate Limited Partnership Income Properties ("NRELP-IP") owns the remaining portion of Cave Creek Lock-It Lockers. National Real Estate Limited Partnership-VI ("NRELP-VI") owned 12 units of Amberwood through February 28, 1992, at which time the units were sold to the Partnership for $660,000 and a Future Interest Proceeds Agreement. The purchase was funded by proceeds of a first mortgage note. The mortgage is collateralized by all 56 units of Amberwood Apartments. The Partnership is contingently liable to pay NRELP-VI proceeds from a future sale of Amberwood Apartments as set forth in a Future Interest Proceeds Agreement. Upon the future sale of Amberwood Apartments, NRELP-VI is entitled to receive 50% of the net sales price above $57,500 per unit (reduced by normal selling costs) until the Partnership earns a cumulative return of 20% on its investment. Beyond that, once the Partnership earns its cumulative return of 20% on its investment, NRELP-VI will receive 60% of the net sales price above $57,500 per unit. NRELP-IP and NRELP-VI are Wisconsin limited partnerships, affiliated with the General Partners.

     Amberwood is located in a wooded setting and is conveniently located near shopping, bike paths and businesses, and offers superior amenities. The economy within the area has remained stable. The rental market is very strong which has prompted several apartment communities to add additional units.

     Upon the purchase of Cave Creek Lock-It Lockers, the Partnership entered into master lease agreements with the Seller, Enterprise Growth Group (EGG). The Partnership was informed that EGG had been funding the lease payments, because cash flow from the property had not been sufficient to cover the payments. EGG made only a partial lease payment in August of 1991 for July's installment and had been delinquent in subsequent payments. The General Partners officially notified EGG of their default on October 17, 1991. Management of the property was turned over to National Realty Management, Inc. on November 1, 1991 in order to ensure maximization of net operating income to the Partnership. As of early 1992, the master lease agreements expired. The Partnership continues to consider legal remedies relating to enforcing collection from EGG.

     Amberwood's occupancy rate for the first quarter of 1995 was 100%. Cave Creek Lock-It Lockers' occupancy during the same period was 98.2% based on net rentable square footage. During the comparable period in 1994 occupancy rates were 97.6% for Amberwood and 99% for Cave Creek Lock-It Lockers.

     Rental Rates at Cave Creek Lock-It Lockers were raised in April and the rental rates at Amberwood were increased in January. Planned renovations for 1995 at Cave Creek Lock-It Lockers and Amberwood include various painting projects.

     Total operating revenues for Amberwood and Cave Creek
     Lock-It Lockers in 1995 are higher than those in 1994 due to an increase in rental rates and a decrease in delinquency at Cave Creek Lock-It Lockers. Operating and administrative expenses have remained in line with the same quarter of 1994. Interest expense has increased due to increases in the prime rate in comparison to 1994.

     The distributions have remained at $1.50 per share per quarter and totaled $30,980.55 for the first quarter. These distributions are required to be allocated 100% to the Limited Partners, as outlined in the prospectus.

PART II. OTHER INFORMATION



     Item 6(b). Reports on Form 8-K
     There were no reports on Form 8-K for the quarter ended
     March 31, 1995.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange
     Act of
     1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     National Real Estate Limited Partnership
     Income Properties-II
     (Registrant)




     Date   /S/July 20, 1995
     /S/   John Vishnevsky
     John Vishnevsky
     President and Chief Operating and
     Executive Officer
     National Development and Investment, Inc.
     Corporate General Partner


     Date  /S/July 20, 1995
     /S/   John Vishnevsky
     John Vishnevsky
     Chief Financial and Accounting Officer



     Date  /S/July 20, 1995
     Stephen P. Kotecki
     Stephen P. Kotecki
     President
     EC Corp
     Corporate General Partner





          F:\WPDOCS\LETTERS\10Q-NIP2.ELE