Form 10-Q
period 1995-06-30
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES
filed 1995-08-16
CIK 759857

SECURITIES AND EXCHANGE COMMISSION

     Washington, DC 20549


     FORM 10-Q


     Quarterly Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934



     For Quarter Ended June 30, 1995
     Commission File Number:  0-14453



     National Real Estate Limited Partnership
     Income Properties
     (Exact name of registrant as specified in its charter)





     Wisconsin
     (State or other jurisdiction of incorporation or organization)

     39-1503893
     (I.R.S. Employer Identification Number)



     900 West Bluemound Road,
     Wauwatosa, Wisconsin  53226-4353
     (Address of principal executive offices)
     (Zip code)



     Registrant's telephone number, including area code:
     (414) 453-3498


     N/A
     Former name, address and fiscal year if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     (X)  Yes       No

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES




     INDEX




                                                   Page

     PART I. FINANCIAL INFORMATION

          Balance Sheet (unaudited) - June 30, 1995
               and December 31, 1994 . . . . . . . . .2

          Statement of Operations (unaudited) -
               Three months and six months ended
               June 30, 1995 and 1994. . . . . . . . .3

          Statements of Cash Flows (unaudited) -
               Six months ended June 30, 1995 and 19944

          Notes to Financial Statements (unaudited).5-6

          Management's Discussion and Analysis of
               Financial Condition and Results of Operation
     . . . . . . . . . . . . . . . . . . . . . . . .7-8


     PART II. OTHER INFORMATION AND SIGNATURES . . 9-10

PART I.  FINANCIAL INFORMATION

     NATIONAL REAL ESTATE LIMITED PARTNERSHIP - IP
     (A Wisconsin Limited Partnership)
     Balance Sheet
     (Unaudited)

                              June 30        December 31,
                              1995           1994
          ASSETS

          Current Assets
               Cash           $495,594       $409,508
               Escrow deposits and other assets (Note 4)
                              4,694          17,420
          Other Assets
               Investment properties, at cost
                  Land        1,267,695      1,267,695
                  Buildings and improvements
                              6,002,335      5,992,076

                              7,270,030      7,259,771

                  Less accumulated depreciation
                              1,820,377      1,718,173

                              5,449,653      5,541,598

                              $5,949,941     $5,968,526

          LIABILITIES AND PARTNERS' CAPITAL

          Liabilities:
               Tenant security deposits
                              $7,423         $7,823
               Rents received in advance
                              33,759         31,530
               Accrued interest payable to Individual
               General Partner
                              396,615        361,303
               Accrued expenses and other liabilities
                              84,477         100,687
               Note payable to Individual General
               Partner (Note 6)
                              271,020        271,020

                              793,294        772,363

          Partners' Capital (deficiency) (Note 5):
              General Partners
                              $(85,436)      $(84,252)
               Limited Partners (authorized--10,000
               Interests; outstanding--9,034.01 Interests)
                              5,263,754      5,302,086
               Less 29.86 Interests held in Treasury
                              (21,671)       (21,671)

                              5,156,647      5,196,163

                              $5,949,941     $5,968,526

     See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP - IP
     (A Wisconsin Limited Partnership)
     Statement of Operations
     (Unaudited)
                 Three months ended     Six Months Ended
                    June 30,                 June 30,
               1995           1994      1995      1994

     INCOME
          Operating income
               $218,327       $190,321  426,496   380,244
          Other income
               10,372         8,874     20,593    18,507

             Total Income
               228,699        199,195   447,089   398,751

     OPERATING EXPENSES
          Property operating expenses
               96,326         85,503    197,738   190,202
          Depreciation and amortization
               51,102         51,045    102,204   101,029
          Interest expense
               18,030         13,069    35,312    24,755
          Administrative expense
               51,156         40,485    101,137   90,521

             Total Expenses
               216,614        190,102   436,391   406,507

     Income(Loss) from operations
               12,085         9,093     10,698    (7,756)
     Other Income (expenses)

             Interest income
               6,736          2,655     14,764    4,857

             Net Income (Loss)
               $18,821        $11,748   25,462    (2,899)
     Net Income (Loss) attributable to
             General Partners (3%)
               $565           $352      764       (87)
     Net Income (Loss) attributable to
             Limited Partners (97%)
               $18,256        $11,396   24,698    (2,812)
             Per Limited Partnership Interest
               Outstanding--9,004.15 Interests
               $2.02          $1.27     $2.74     $(0.31)

     See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP - IP
     (A Wisconsin Limited Partnership)
     Statement of Cash Flows
     (Unaudited)
                                  Six Months Ended
                                        June 30,
                              1995                1994
     Operating Activities
             Net income (loss) for the period
                              $25,462             $(14,647)
             Adjustments to reconcile net loss to
               net cash used in operating activities:
               Depreciation   102,204             49,984


             Changes in operating assets and
               liabilities:
               Escrow deposits & other assets
                              12,726              (20,811)
               Tenant security deposits
                              (400)                    0
               Rents received in advance
                              2,229               (3,439)
               Accrued expenses and other liabilities
                              19,102              26,331


     NET CASH PROVIDED BY (USED IN)OPERATING ACTIVITIES
                              161,323             37,418


          Investing activities:
               Additions to investment property
                              (10,259)            (1,415)

          Financing activities:
               Distributions to partners
                              (64,978)            (32,489)

                    INCREASE (DECREASE) IN CASH
                              86,086              3,514

                    Cash at beginning of period
                              409,508             304,845

                     CASH AT END OF PERIOD
                              $495,594            $308,359

     See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES
     (A Wisconsin Limited Partnership)
     Notes to Financial Statements
     (Unaudited)
     June 30, 1995


     1. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the National Real Estate Limited Partnership Income Properties annual report for the year ended December 31, 1994. Refer to the footnotes of those statements for additional details on the Partnership's financial condition. The operating results for the period ended
               June 30, 1995, may not be indicative of the operating results for the entire year.

     2. National Real Estate Limited Partnership Income Properties (the "Partnership") was organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated December 18, 1984, for the purpose of investing in residential, commercial, and industrial real properties. John Vishnevsky and National Development and Investment, Inc., contributed the sum of $6,000 to the Partnership as General Partners. The Limited Partnership Agreement had authorized the issuance of 10,000 Limited Partnership Interests (the "Interests") at $1,000 per Interest with the offering period commencing January 31, 1985. Upon conclusion of the offering in December 1986, the Partnership had raised $9,024,556 in capital representing 9,034.01 Interests.

     3.   National Realty Management, Inc. (NRMI):  The
               Partnership incurred property management fees of $21,936 under an agreement with NRMI for the period presented.

     4. Real estate taxes are charged to operations based on actual taxes paid for the prior year and are adjusted for normal annual increases. Taxes for Tucson Lock-It Lockers, Phoenix Lock-It Lockers, Cave Creek Lock-It Lockers, and Northridge Commons are being accrued monthly at $4,616, $1,831, $389, and $3,844, respectively.

     5.   Changes in Partners' Equity:

     LIMITED PARTNERS
     Quarter Ended June 30, 1995
     Partner's Equity, beginning of quarter     $5,255,342
     Distributions                                         (31,515)
     Net Income (Loss)                                     18,256
     Partners' Equity, end of quarter           $5,242,083

     Limited Partner's equity is net of 29.86 interests held in treasury of ($21,671).

     Quarter Ended June 30, 1994
     Partner's Equity, beginning of quarter     $5,309,583
     Distributions                                         (31,515)
     Net Income (Loss)                                     11,396
     Partners' Equity, end of quarter           $5,289,464

     Limited Partner's equity is net of 29.86 interests held in treasury of ($21,671).


     GENERAL PARTNERS
     Quarter Ended June 30, 1995
     Partner's Equity, beginning of quarter     $(85,027)
     Distributions                                         (974)
     Net Income (Loss)                                     565
     Partners' Equity, end of quarter           $(85,436)

     Quarter Ended June 30, 1994
     Partner's Equity, beginning of quarter     $(83,351)
     Distributions                                         (974)
     Net Income (Loss)                                     352
     Partners' Equity, end of quarter           $(83,973)


     TOTAL
     Quarter Ended June 30, 1995
     Partner's Equity, beginning of quarter     $5,170,315
     Distributions                                         (32,489)
     Net Income (Loss)                                     18,821
     Partners' Equity, end of quarter           $5,156,647

     Quarter Ended June 30, 1994
     Partner's Equity, beginning of quarter     $5,226,232
     Distributions                                         (32,489)
     Net Income (Loss)                                     11,748
     Partners' Equity, end of quarter           $5,205,491

National Real Estate Limited Partnership
     Income Properties
     (A Wisconsin Limited Partnership)
     Notes to Financial Statements (Cont.)
     (Unaudited)
     June 30, 1995


     6.     As outlined in the prospectus, the General
                 Partners agreed to make loans to the Partnership up to an aggregate of 3% of the gross proceeds of the offering to the extent necessary to provide distributions to the limited partners at annualized rates equal to 8% in 1985, 8.25% in 1986, and 8.5% in 1987. The loan will be repaid solely from sales proceeds, with compounding interest equal to the cost of their funds or 12%, whichever is lower. As of June 30, 1995, interest totaling $396,665 has accrued.

     7.     Northridge Commons' tenants pay monthly fixed rent
                 payments plus estimated charges for taxes, costs of insurance premiums, administrative costs, and operating expenses with respect to common areas.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES
     (A Wisconsin Limited Partnership)
     Management's Discussion and Analysis of
     Financial Condition and Results of Operations
     June 30, 1995

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

     Occupancy based upon net rentable square feet for the second quarter averaged 99.1% for Tucson Lock-It
     Lockers; 99.1% for Phoenix Lock-It Lockers; 80.1% for
     Northridge Commons; and 98.3% for Cave Creek Lock-It
     Lockers. This compares to an average of 98.9% for Tucson Lock-It Lockers; 98.2% for Phoenix Lock-It
     Lockers; 53.9% for Northridge Commons; and 99.6% for
     Cave Creek Lock-It Lockers during the same period of 1994.

     In order to be consistent with the current market prices at surrounding locker facilities rental rates were increased at Tucson, Phoenix, and Cave Creek Lock-It Lockers. Tucson Lock-It Lockers repaired the driveway and future projects to be completed at Tucson Lock-It Lockers include painting, repaving the driveways and reroofing. Improvements to Phoenix Lock-It Lockers included a painting and wiring project. Phoenix Lock-It Lockers will also be repaving the driveways and reroofing. At Cave Creek Lock-It Lockers several painting projects were completed including painting the fence around the property. Northridge Commons will be resurfacing, repairing, and restriping the entire parking lot throughout the remainder of the year.

     Upon the purchase of Cave Creek Lock-It Lockers, the Partnership entered into master lease agreements with the Seller, Enterprise Growth Group (EGG). The Partnership had been informed that EGG had been funding the lease payments because cash flow from the property had not been sufficient to cover them. EGG made only a partial lease payment in August, 1991 for the July installment and was delinquent in subsequent payments. The General Partners officially notified EGG of their default on October 17, 1991. Management of the property was turned over to National Realty Management, Inc. on November 1, 1991 in order to ensure maximization of net operating income to the Partnership. As of early 1992, the master lease agreements expired. The Partnership started legal proceedings relating to collection from EGG and its principals.

     Vacancies continue to plague the surrounding retail shopping area of Northridge Commons. In order to attract tenants, Northridge Commons has maintained the same base rent as it did during the same period of 1994. A new tenant, Cellular One, signed a five year lease agreement for 4,738 square feet (or about 23% of the net rentable square footage) with Northridge Commons and is planning extensive renovations at their own expense. This lease began on May 1, 1995. A major insurance company based out of Illinois will be entering a five (5) year lease commencing July 1, 1995, at which Northridge Commons will be at 100% occupancy. Talbots remains as the anchor tenant and has done well since their expansion in 1990.

     During the second quarter of 1995 rental revenue for Tucson Lock-It Lockers and Phoenix Lock-It Lockers increased compared to the second quarter of 1994 due to increased rental rates. Also during the second quarter of 1995, rental revenue for Cave Creek Lock-It Lockers and Northridge Commons also increased compared to the second quarter of 1994 due to a decrease in delinquent rent at Cave Creek Lock-It Lockers and an increase in occupancy at Northridge Commons.

     Operating expenses during the second quarter of 1995 increased compared to the operating expenses during the same quarter in 1994 due to commissions paid to an outside broker for leasing space at Northridge Commons.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES
     (A Wisconsin Limited Partnership)
     Management's Discussion and Analysis of
     Financial Condition and Results of Operations (Cont.)
     June 30, 1995


     The Partnership continued cash distributions to its partners with distributions totaling $32,489 for the second quarter of 1995. These distributions are required to be allocated 97% to Limited Partners
     ($31,515) and 3% to the General Partners ($974).

PART II. OTHER INFORMATION



     Item 6(b). Reports on Form 8-K

     There were no reports on Form 8-K for the quarter ended
     June 30, 1995.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange
     Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     National Real Estate Limited Partnership
     Income Properties
     (Registrant)




     Date        /S/August 15, 1995

     /S/        John Vishnevsky
     ________________________________
     John Vishnevsky
     President and Chief Operating and
     Executive Officer
     National Development and Investment, Inc.
     Corporate General Partner


     Date       /S/August 15, 1995
     /S/        John Vishnevsky
     __________________________________
     John Vishnevsky
     Chief Financial and Accounting Officer

     Date       /S/August 15, 1995
     Stephen P. Kotecki
     __________________________________
     Stephen P. Kotecki
     President
     EC Corp
     Corporate General Partner





     B:\NIP-2QTR.ELE