Form 10-Q
period 1995-09-30
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES
filed 1995-11-15
CIK 759857

SECURITIES AND EXCHANGE COMMISSION

     Washington, DC 20549

     FORM 10-Q

     Quarterly Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934


     For Quarter Ended September 30, 1995
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




     INDEX




                                                   Page

     PART I. FINANCIAL INFORMATION

     Balance Sheet (unaudited) - September 30, 1995
     and December 31, 1994 . . . . . . . . . . . . . .2

     Statement of Operations (unaudited) -
     Three months and nine months ended
     September 30, 1995 and 1994 . . . . . . . . . . .3

     Statements of Cash Flows (unaudited) -
     Nine months ended September 30, 1995 and 1994 . .4

     Notes to Financial Statements (unaudited) . . .5-6

     Management's Discussion and Analysis of
     Financial Condition and Results of Operation. .7-8

     PART II. OTHER INFORMATION AND SIGNATURES . . 9-10

     PART I.  FINANCIAL INFORMATION

     NATIONAL REAL ESTATE LIMITED PARTNERSHIP - IP
     (A Wisconsin Limited Partnership)
     Balance Sheet
     (Unaudited)

                 September 30,       December 31,
                      1995                1994
     ASSETS

     Current Assets
          Cash             $539,129       $409,508
          Escrow deposits and other assets (Note 4)
                      8,548          17,420
     Other Assets
          Investment properties, at cost
             Land          1,267,695      1,267,695
             Buildings and improvements
                      6,003,785      5,992,076

                      7,271,480      7,259,771

             Less accumulated depreciation
                      1,871,516      1,718,173

                      5,399,964      5,541,598

                      $5,947,641     $5,968,526

     LIABILITIES AND PARTNERS' CAPITAL

     Liabilities:
          Tenant security deposits
                      $6,242         $7,823
          Rents received in advance
                      29,363         31,530
          Accrued interest payable to
          Individual General Partner
                      414,969        361,303
          Accrued expenses and other liabilities
                      89,808         100,687
          Note payable to Individual General
          Partner (Note 6)
                      271,020        271,020

                      811,402        772,363

     Partners' Capital (deficiency) (Note 5):
         General Partners
                      $(86,048)      $(84,252)
          Limited Partners (authorized--10,000
            Interests; outstanding--9,034.01 Interests)
                      5,243,958      5,302,086
          Less 29.86 Interests held in Treasury
                      (21,671)       (21,671)

                      5,136,239      5,196,163

                      $5,947,641     $5,968,526

          See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP - IP
     (A Wisconsin Limited Partnership)
     Statement of Operations
     (Unaudited)
              Three months ended       Nine Months Ended
                 September 30,         September 30,
            1995           1994      1995      1994

     INCOME
          Operating income
            $228,987       $201,140  655,483   581,384
          Other income
            10,692         10,457    31,285    28,964

             Total Income
            239,679        211,597   686,768   610,348

     OPERATING EXPENSES
          Property operating expenses
            131,463        70,403    329,201   260,605
          Depreciation and amortization
            51,220         50,539    153,424   151,568
          Interest expense
            18,355         14,296    53,667    39,051
          Administrative expense
            33,671         37,275    134,808   127,796

             Total Expenses
            234,709        172,513   671,100   579,020

     Income(Loss) from operations
            4,970          39,084    15,668    31,328
     Other Income (expenses)
             Interest income
            7,111          3,212     21,875    8,069

             Net Income (Loss)
            $12,081        $42,296   37,543    39,397
     Net Income (Loss) attributable to
             General Partners (3%)
            $362           $1,269    1,126     1,182
     Net Income (Loss) attributable to
             Limited Partners (97%)
            $11,719        $41,027   36,417    38,215
             Per Limited Partnership Interest
               Outstanding--9,004.15 Interests
            $1.30          $4.56     $4.04     $4.24

          See notes to financial statements.

NATIONAL REAL ESTATE
     LIMITED PARTNERSHIP - IP
     (A Wisconsin Limited Partnership)
     Statement of Cash Flows
     (Unaudited)
                              Nine Months Ended
                                 September 30,
                           1995                1994
     Operating Activities
             Net income (loss) for the period
                           $37,543             $39,397
             Adjustments to reconcile net loss to
               net cash used in operating activities:
               Depreciation     153,343             151,569


             Changes in operating assets and
               liabilities:
               Escrow deposits & other assets
                           8,872               (20,211)
               Tenant security deposits
                           (1,581)                  165
               Rents received in advance
                           (2,167)             (11,394)
               Accrued expenses and other liabilities
                           42,787              29,552


                    NET CASH PROVIDED BY (USED IN)
                           238,797             189,078
                      OPERATING ACTIVITIES


          Investing activities:
               Additions to investment property
                           (11,709)            (53,227)

          Financing activities:
               Distributions to partners
                           (97,468)            (97,468)

                    INCREASE (DECREASE) IN CASH
                           129,620             38,383

                    Cash at beginning of period
                           409,508             304,845

                     CASH AT END OF PERIOD
                           $539,128            $343,228

     See notes to financial statements.

NATIONAL REAL ESTATE LIMITED
     PARTNERSHIP INCOME PROPERTIES
     (A Wisconsin Limited Partnership)
     Notes to Financial Statements
     (Unaudited)
     September 30, 1995


     1.     In the opinion of the General Partners, the
                 accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the National Real Estate Limited Partnership Income Properties annual report for the year ended December 31, 1994. Refer to the footnotes of those statements for additional details on the Partnership's financial condition. The operating results for the period ended September 30, 1995, may not be indicative of the operating results for the entire year.

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

     3.     National Realty Management, Inc. (NRMI):  The
                 Partnership incurred property management fees of $36,586 under an agreement with NRMI for the period presented.

     4.     Real estate taxes are charged to operations based
                 on actual taxes paid for the prior year and are adjusted for normal annual increases. Taxes for Tucson Lock-It Lockers, Phoenix Lock-It Lockers, Cave Creek Lock-It Lockers, and Northridge Commons are being accrued monthly at $4,616, $1,831, $389, and $3,844, respectively.

     5.     Changes in Partners' Equity:

     LIMITED PARTNERS
     Quarter Ended September 30, 1995
     Partner's Equity, beginning of quarter     $5,242,083
     Distributions                                         (31,515)
     Net Income (Loss)                                     11,719
     Partners' Equity, end of quarter           $5,222,287

     Limited Partner's equity is net of 29.86 interests held in treasury of ($21,671).

     Quarter Ended September 30, 1994
     Partner's Equity, beginning of quarter     $5,289,464
     Distributions                                         (31,515)
     Net Income (Loss)                                     41,027
     Partners' Equity, end of quarter           $5,298,976

     Limited Partner's equity is net of 29.86 interests held in treasury of ($21,671).


     GENERAL PARTNERS
     Quarter Ended September 30, 1995
     Partner's Equity, beginning of quarter     $(85,436)
     Distributions                                         (974)
     Net Income (Loss)                                     362
     Partners' Equity, end of quarter           $(86,048)

     Quarter Ended September 30, 1994
     Partner's Equity, beginning of quarter     $(83,973)
     Distributions                                         (974)
     Net Income (Loss)                                     1,269
     Partners' Equity, end of quarter           $(83,678)


     TOTAL
     Quarter Ended September 30, 1995
     Partner's Equity, beginning of quarter     $5,156,647
     Distributions                                         (32,489)
     Net Income (Loss)                                     12,081
     Partners' Equity, end of quarter           $5,136,239

     Quarter Ended September 30, 1994
     Partner's Equity, beginning of quarter     $5,205,491
     Distributions                                         (32,489)
     Net Income (Loss)                                     42,296
     Partners' Equity, end of quarter           $5,215,298


     Limited Partner's equity is net of 29.86 interests held in treasury of ($21,671).


     6.     As outlined in the prospectus, the General
                 Partners agreed to make loans to the Partnership up to an aggregate of 3% of the gross proceeds of the offering to the extent necessary to provide distributions to the limited partners at annualized rates equal to 8% in 1985, 8.25% in 1986, and 8.5% in 1987. The loan will be repaid solely from sales proceeds, with compounding interest equal to the cost of their funds or 12%, whichever is lower. As of September 30, 1995, interest totaling $414,969 has accrued.

     7.     Northridge Commons' tenants pay monthly fixed rent
                 payments plus estimated charges for taxes, costs of insurance premiums, administrative costs, and operating expenses with respect to common areas.

NATIONAL REAL ESTATE LIMITED
     PARTNERSHIP INCOME PROPERTIES
     (A Wisconsin Limited Partnership)
     Management's Discussion and Analysis of
     Financial Condition and Results of Operations
     September 30, 1995

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

     Occupancy based upon net rentable square feet for the third quarter averaged 98.9% for Tucson Lock-It
     Lockers; 98.4% for Phoenix Lock-It Lockers; 100% for
     Northridge Commons; and 98% for Cave Creek Lock-It
     Lockers. This compares to an average of 99% for Tucson
     Lock-It Lockers; 98.8% for Phoenix Lock-It Lockers;
     60.4% for Northridge Commons; and 99.6% for Cave Creek
     Lock-It Lockers during the same period of 1994.

     In order to be consistent with the current market prices at surrounding locker facilities rental rates were increased at Tucson, Phoenix, and Cave Creek Lock-It Lockers in April. Tucson Lock-It Lockers repaired the driveway and roofing. Future projects to be completed at Tucson Lock-It Lockers include painting and additional asphalt work. Improvements to Phoenix Lock-It Lockers included a painting and wiring project and also new carpeting and a new air conditioner were installed. Phoenix Lock-It Lockers will also be repaving the driveways. At Cave Creek Lock-It Lockers several painting projects were completed including painting the fence around the property and a new security camera system. Northridge Commons has resurfaced, repaired, and restriped the entire parking lot and all painted all of the doors.

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

     Vacancies continue to plague the surrounding retail shopping area of Northridge Commons. Therefore Northridge Commons maintained the same base rent as it did during the same period of 1994. Cellular One signed a five year lease agreement for 4,738 square feet (or about 23% of the net rentable square footage) with Northridge Commons has done extensive renovations at their own expense including a new pylon sign. Insure One, a major insurance company based out of Illinois, entered a five (5) year lease commencing July 1, 1995, therefore increasing the occupancy at Northridge Commons to 100%. Talbots remains as the anchor tenant and has done well since their expansion in 1990.

     NATIONAL REAL ESTATE LIMITED
     PARTNERSHIP INCOME PROPERTIES
     (A Wisconsin Limited Partnership)
     Management's Discussion and Analysis of
     Financial Condition and Results of Operations (Cont.)
     September 30, 1995

     During the third quarter of 1995 rental revenue for Tucson Lock-It Lockers, Phoenix Lock-It Lockers, and
     Cave Creek Lock-It Lockers increased compared to the third quarter of 1994 due to increased rental rates.
     Also during the third quarter of 1995, rental revenue for Northridge Commons increased compared to the third quarter of 1994 due to an increase in occupancy at Northridge Commons.

     Operating expenses during the third quarter of 1995 increased compared to the operating expenses during the same quarter in 1994 due to a major parking lot project, which will be paid by the tenants at Northridge Commons, advertising at Tucson Lock-It, and other renovations at Phoenix Lock-It Lockers.

     The Partnership continued cash distributions to its partners with distributions totaling $32,489 for the second quarter of 1995. These distributions are required to be allocated 97% to Limited Partners
     ($31,515) and 3% to the General Partners ($974).

PART II. OTHER INFORMATION



     Item 6(b). Reports on Form 8-K

     There were no reports on Form 8-K for the quarter ended
     September 30, 1995.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange
     Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     National Real Estate Limited Partnership
     Income Properties
     (Registrant)




     Date        /S/November 15, 1995

     /S/        John Vishnevsky
     ________________________________
     John Vishnevsky
     President and Chief Operating and
     Executive Officer
     National Development and Investment, Inc.
     Corporate General Partner


     Date       /S/November 15, 1995
     /S/        John Vishnevsky
     __________________________________
     John Vishnevsky
     Chief Financial and Accounting Officer

     Date       /S/November 15, 1995
     Stephen P. Kotecki
     __________________________________
     Stephen P. Kotecki
     President
     EC Corp
     Corporate General Partner









     B:\NIP-3QTR.ELE