Form 10-K
period 1995-12-31
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES
filed 1996-03-28
CIK 759857

SECURITIES AND EXCHANGE COMMISSION
     Washington, DC  20549

     FORM 10-K

     Annual Report Pursuant to Section 13 or 15(d) of
     The Securities Exchange Act of 1934

     For the Fiscal Year Ended December 31, 1995
     Commission file: #0-14453

     National Real Estate Limited Partnership
     Income Properties
     (Exact name of registrant as specified in its charter)

     Wisconsin
     39-1503893
     (State or other jurisdiction of incorporation or organization)
     (I.R.S. Employer Identification No.)

     9800 West Bluemound Road, Milwaukee, Wisconsin
     53226-4353
     (Address of principal executive offices)
     (Zip Code)

     Registrant's telephone number, including area code:
     (414) 453-3498

     Securities registered pursuant to Section 12(b) of the
     Act:

     Names of Each Exchange on Which Registered
     None

     Title of Each Class
     None
     Securities registered pursuant to Section 12(g) of the
     Act:

     Limited Partnership Interests
     (Title of Class)

     Indicate by check mark whether the registrant (1) has
     filed all reports required to be filed by Sections 13
     or 15(d) of the Securities Exchange Act of 1934 during
     the preceding 12 months (or for such shorter period
     that the registrant was required to file such reports)
     and (2) has been subject to such filing requirements
     for the past 90 days. (X)  Yes    (  )  No

     State the aggregate market value of the securities held by non-affiliates of the Registrant as of February 28, 1996: indeterminate value as there is no market.*
     *For purposes of this disclosure only.

     The number of Limited Partnership interests outstanding as of February 28, 1996: 9004.15

     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual report to the Partners for the year ended December 31, 1995 are incorporated by reference into Parts I, II, III, and IV.

     Definitive Prospectus dated January 31, 1985, as amended to date, is incorporated by reference into Part
     IV.

TABLE OF CONTENTS


     Item No.            Page No.

     PART I
     1.   Business   3

     2.   Properties      3

     3.   Legal Proceedings    3

     4.   Submission of Matters to a Vote of Security
               Holders    3


     PART II

     5.   Market for Partnership's Securities and Related
          Security Holder Matters   4

     6.   Selected Financial Data   5

     7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations      5

     8.   Financial Statements and Supplementary Data   5

     9.   Disagreements on Accounting and Financial
               Disclosure      5

     PART III

     10.  Directors and Executive Officers of the
               Partnership     6

     11.  Executive Compensation    9

     12.  Security Ownership of Certain Beneficial Owners
               and
          Management     10

     13.  Certain Relationships and Related Transactions    10


     PART IV

     14.  Exhibits, Financial Statements, Schedules, and
               Reports
          on Form 8-K    11

PART I


     Item 1. Business

     "Business" on pages 1 and 2 of the Partnership's annual report to Partners for the year ended December 31, 1995 is incorporated herein by reference.


     Item 2. Properties

     "Properties" on pages 2 through 3 of the Partnership's annual report to Partners for the year ended December
     31, 1995 is incorporated herein by reference.


     Item 3. Legal Proceedings

     "Legal Proceedings" on page 3 of the Partnership's annual report to Partners for the year ended December
     31, 1995 is incorporated herein by reference.


     Item 4. Submission of Matters to a Vote of Security
     Holders for the Quarter
     Ended December 31, 1995

     No matters have been submitted to a vote of security holders during the fourth quarter ended December 31, 1995.

     By virtue of its organization as a limited partnership, the Limited Partnership Interests do not possess traditional voting rights. However, as provided in
     Article 15 of the Limited Partnership Agreement, Limited Partners have voting rights for, among other things, the removal of the General Partners, the approval of the sale of substantially all of the assets under certain circumstances, and the initiation of the dissolution of the Partnership.

PART II


     Item 5. Market for the Partnership's Securities and
     Related Security Holder
     Matters

     a) Market Information

     The Partnership's only authorized equity securities are Limited Partnership Interests ("Interests"). As of December 18, 1986, the Partnership concluded its offering of Interests and 9,034.01 Interests had been sold to the public at a price of $1,000 per Interest. Management is not aware of a public trading market having been developed for the Interests. The Partnership does provide a repurchase pool whereby the limited partners may tender their limited partnership interests back to the Partnership at a specified price. Tenders are accepted semi-annually if they meet the criteria established by the General Partners. As of December 31, 1995, 29.86 Interests have been repurchased and are held in Treasury.

     b) Security Holders

     Title of Class
     Limited Partnership Interests

     Number of Record Holders (as of Februery 28, 1996)
     1,143

     Number of Interests (as of February 28, 1996)
     9,004.15

     c) Dividends or Similar Distributions

     Cash distributions to Limited Partners depend upon attaining and thereafter maintaining operating income and expenses of the Partnership at levels permitting distributions. Distributions of cash, if any, will be made from: (i) Cash Available for Distribution; (ii) cash from property sales; and (iii) cash from Partnership reserve accounts.

     "Cash Available for Distribution" is defined in the Partnership Agreement to include Cash Flow from the Partnership less amounts set aside for Reserves plus, through 1987, the amount of any General Partner Loan for such period. "Cash Flow" is defined as the Partnership's cash funds provided from operations and Reserves, including lease payments on net leases from builders and sellers, without deductions for depreciation, but after deducting cash funds used to pay all Operating Expenses, deferred fees, other expenses, debt payments, capital improvements and replacements. Mr. Vishnevsky, as Individual General Partner was required to loan funds to the Partnership quarterly to the extent necessary to make Cash Available for Distribution to Limited Partners equal to 8% in 1985, 8.25% in 1986, and 8.5% in 1987, up to a
     maximum loan of 3% of the gross proceeds of the offering. Through December 31, 1995, the Individual General Partner loaned $271,020 to the Partnership under this commitment, which is the maximum amount under the commitment. This commitment expired December 31, 1987. The Individual General Partner shall be repaid with interest equal to 12% or the prime rate plus two percentage points, whichever is lower, solely from sale proceeds. The Partnership continued cash distributions in 1995 with an aggregate of $139,566 and $4,315 to its Limited Partners and General Partners, respectively. Distributions for 1995 were at a rate that equaled 1.55% on the Limited Partners' capital investment. The General Partners anticipate that the Partnership will continue to make cash distributions to its Limited Partners in 1996, though the level of such cash distributions will be dependent upon the results of property operations and there can be no assurance as to the amount, if any, that may be distributed.

Cash available for distribution, as defined in the Agreement, will be distributed 97% to the Limited Partners and 3% to the General Partners. After the repayment of any General Partner loans, sales proceeds will be distributed as follows: (1) 97% to the Limited Partners and 3% to the General Partners until the Limited Partners have received (A) 100% of their initial capital investment and (B) cumulative, non-compounded distributions of sales proceeds, in excess of the amount required in (A), and cash available for distribution equal to 6% per annum on their initial capital investment, with the 3% to the General Partners subordinated to payment of the amounts in (A) and (B) to the Limited Partners; (2) to an affiliate of the General Partners, an amount equal to its subordinated real estate commission (up to 3% of the aggregate selling price of all properties); (3) 88% to the Limited Partners and 12% to the General Partners, with such payments to the General Partners subordinated to a total return to the Limited Partners of (A) 100% of their initial capital investment plus
     (B) a cumulative preference of 10% per annum on their initial capital investment.

     If the General Partners should at any time determine that the Reserves of the Partnership are in excess of the amount reasonably necessary under the circumstances, such Reserves may be reduced and the amount of such reduction may, in the sole discretion of the General Partners, be used for payment of expenses, distributions to the Limited Partners, or investment in additional properties.


     Item 6. Selected Financial Data

     "Selected Financial Data" on page 4 of the Partnership's annual report to Partners for the year ended December 31, 1995 is incorporated herein by reference.


     Item 7. Management's Discussion and Analysis of
     Financial Condition and Results of Operations

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 7 of the Partnership's annual report to Partners for the year ended December 31, 1995 is incorporated herein by reference.

     Item 8. Financial Statements and Supplementary Data

     The financial statements included on pages 8 through 19 of the Partnership's annual report to Partners for the year ended December 31, 1995 are incorporated herein by reference. The Partnership is not required to report quarterly results of operations or supplementary information on the effects of changing prices.


     Item 9. Disagreements on Accounting and Financial
     Disclosure

     There were no disagreements with Ernst and Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III


     Item 10. Directors and Executive Officers of the
     Partnership

     (a-b) Identification of Directors and Executive
     Officers

     The Partnership has no directors or officers. The General Partners of the Partnership are John Vishnevsky; National Development and Investment, Inc. ("NDII"), a Wisconsin corporation of which Mr. Vishnevsky is the majority stockholder; and EC Corp., a Wisconsin corporation of which Stephen P. Kotecki is the majority stockholder. The address of Mr. Vishnevsky and NDII is 9800 West Bluemound Road, Milwaukee, Wisconsin, 53226-4353, telephone (414) 453-3498. The address of EC Corp. is 9800 West Bluemound Road, Milwaukee, Wisconsin, 53226-4353, telephone (414) 453-5117.

     The General Partners manage and control the affairs of the Partnership and have responsibility and ultimate authority in all matters affecting its business. The names of the directors and executive officers of NDII and EC Corp. are as follows:

     Name
     Office
     Term Held Office (since)


     NDII:

     John Vishnevsky
     President, Director
     09/30/74

     Stephen P. Kotecki
     Vice President, Secretary, Treasurer, and Director
     04/12/91



     EC Corp.:

     Stephen P. Kotecki
     President, Treasurer, Director
     10/30/92


     Thomas Rielly
     Vice President, Secretary, Director
     12/17/92

     Officers of the corporations are elected by their respective Boards of Directors annually. There is no arrangement or understanding between or among any of said directors or officers and any other person pursuant to which such individual was selected as a director or officer.

     (c) Identification of Certain Significant Persons

     The General Partners, in conjunction with their affiliates, believe that they have sufficient personnel to fully discharge their responsibilities to the Partnership. The Partnership employs various individuals to oversee the Partnership's affairs and report to the General Partners, but, the Partnership relies directly on the General Partners for the management and control of the Partnership's affairs. See Item 10, Subsection (e), for a description of the business experience of officers, directors, and personnel of the General Partners and affiliates.

     There are four other organizations which are or were affiliated with the Individual or Corporate General Partners whose services are utilized by the
     Partnership: National Realty Management, Inc. ("NRMI"), which provides property and partnership management, real estate acquisition and real estate brokerage through delegation of duties agreements with NDII; Victor Construction, Inc., which has and may in the future serve as general contractor and perform other services in connection with renovation and remodeling work of the Partnership's properties; National Selected Securities Corp. (formerly NDII Securities Corp.), which acted as the Managing Dealer for the offering of Interests in the Partnership; and The John Vishnevsky Company ("JVCO"), which has provided consulting services in the areas of real estate investments, joint ventures, financing, systems, accounting, and internal controls.

RELATIONSHIP OF GENERAL PARTNERS
     AND THEIR AFFILIATES


     The following diagram shows the relationship of the Partnership to various prior or current affiliates:



     NATIONAL REAL ESTATE LIMITED
     PARTNERSHIP INCOME PROPERTIES


     (1)
     EC CORP
     Corporate General Partner

     JOHN VISHNEVSKY
     Individual General Partner    100%

     NATIONAL DEVELOPMENT AND INVESTMENT, INC.
     Corporate General Partner



     100%
     JOHN VISHNEVSKY COMPANY
     Financial and Real Estate Consulting and Services

     100%
     NATIONAL SELECTED SECURITIES CORP.
     Security Sales


     (2)
     NRMI
     Partnership and Property Management Acquisition &
     Brokerage

     (3)
     VICTOR CONSTRUCTION INC.
     Building Contractor



     (1)  The ownership of EC Corp. is held by Mr. Stephen
               P. Kotecki (100%).

     (2) The ownership of NRMI is held by Mr. Edward Carow (51%), Ms. Stasia Vishnevsky (19%), and Mr. Anthony Van Stralen (30%). It is anticipated that the services of NRMI will continue to be available to the Partnership under the terms and conditions described in the Prospectus.

     (3) The ownership of Victor Construction, Inc. is held by Mr. Edward J. Bushman (71%), Mr. Mark Clements (9%), Mr. Mark Bruechel (2%) and Ms. Cindy Bushman (18%). It is anticipated that the services of Victor will continue to be available to the Partnership under the terms and conditions described in the Prospectus.

(d) Family Relationships

     Ms. Stasia Vishnevsky, part owner and Vice President of
     NRMI, is the daughter of John Vishnevsky.

     (e) Business Experience

     The experience of the officers and directors of the Corporate General Partners includes the following:

     John Vishnevsky, President and Director of NDII, (age
     72) is a graduate of Marquette University. For over 37 years he has been involved in real estate related activities such as land development, residential, apartment, and commercial construction, property management, and the structuring of limited partnerships. Mr. Vishnevsky has directed companies that have developed or constructed projects with a current market value of over $100 million. He, corporate entities he controls, or both, act as general partner for all NDII limited partnerships. These partnerships have sold in excess of $160 million of limited partnership interests. Mr. Vishnevsky is licensed as an insurance broker, a real estate broker, and a securities principal and he has lectured frequently and has taught courses in real estate at the University of Wisconsin-Milwaukee. He has appeared as a guest on television and radio programs related to real estate investments. Mr. Vishnevsky is author of the books: The Art of Financial Independence, The Phantom Yield of Real Estate Investment, The Great Real Estate Disaster... The Greatest Real Estate Opportunity, Getting to Know You, Releasing Your Creativity, and Principles.

     Stephen P. Kotecki, Vice President and Director of NDII, and President, Treasurer, and Director of EC Corp. (age 45) is a General Securities Registered Representative, multi-line licensed insurance agent and entrepreneur. He is the sole stockholder of EC Corp. Mr. Kotecki holds a Bachelor of Science Degree with a major in Political Science from the University of Wisconsin-Whitewater, and a Master of Science Degree in Urban Affairs from the University of Wisconsin-Milwaukee. Mr. Kotecki directed research for the American Federation of State, County and Municipal Employees' District Council in Milwaukee County for over four years. Mr. Kotecki further has experience as a Regional Criminal Justice Planner and as a Housing Evaluation Specialist. As a college instructor Mr. Kotecki lectured courses in Business and Industrial Relations, Marketing and Investments for over three years.

     Thomas P. Rielly, Vice President, Secretary and Director of EC Corp., (age 48) is a licensed general securities principal and a financial and operations principal. Mr. Rielly has been an active participant in the financial services industry for 22 years. His diverse financial services experience includes professional assignments in the areas of venture capital, business planning and venture formation, investment banking, asset management and securities placement. Mr. Rielly has been associated with National Development and Investment, Inc., related companies, and Mr. Vishnevsky for over 9 years.

     Other personnel of the General Partners, affiliates, or other entities who were significantly involved in the Partnership's affairs include the following:

     Edward Carow, President of NRMI, (age 36) has over 17 years experience and an extensive background in property management, acquisitions, partnership management, loan workouts, refinancing, and property sales. Mr. Carow is a licensed real estate broker and holds the CPM (Certified Property Manager) designation. Mr. Carow attended the University of Wisconsin for business, the Waukesha County Technical College for real estate and he continues to attend trade conferences and lectures. He has taught courses in property management and real estate investments for Milwaukee Area Technical College. He is a member of the Executive Council of the Institute of Real Estate Management and was the 1992 President. Some of his current other commitments include the International Affairs Committee of the Institute of Real Estate Management, the Publishing Committee of the Institute of Real Estate Management and the Advisory Board at the Waukesha County Technical College.

Stasia Vishnevsky, Vice President and Media Director of
     NRMI, (age 30) supervises marketing, public relations, and advertising for NRMI-managed properties. Ms. Vishnevsky also produces corporate training and operations manuals, newsletters, and training seminars. She attended Elmhurst College for English, and Marquette University for Broadcast Communications.

     Joan Jenstead, Director of Property Operations, (age
     61) has been involved in the management of over ten thousand apartment units in addition to commercial and condominium management nationwide. She is a Certified
     Property Manager and a Wisconsin licensed real estate broker. Ms. Jenstead attended the University of North
     Dakota, majoring in Business. In 1984, she was responsible for the recognition of NRMI as an Accredited Management Organization (AMO) by the
     National Institute of Real Estate Management, (IREM).
     In 1988, she served as President of the Institute of Real Estate Management. She is also a member of the national faculty of IREM, a faculty member of the Milwaukee Area Technical College, and a past President of the Board of Directors for the state of Wisconsin
     Technical College Trustee Association. In 1990, Ms.
     Jenstead was recognized for her accomplishments in higher education in "Profiles in Success" published by the National Center for Higher Education. In 1994 she was elected to a three year term as a director on the National Board of the Association of Community College
     Trustees.

     John Vishnevsky is or was the Individual General Partner of National Real Estate Limited Partnership-II (NRELP-II), National Real Estate Limited Partnership-III (NRELP-III), National Real Estate Limited Partnership-IV (NRELP-IV), National Real Estate Limited Partnership-V (NRELP-V), National Real Estate Limited Partnership-VI (NRELP-VI), National Real Estate Limited Partnership Income Properties-II (NRELP-IP-II) and the Partnership, among others. NDII is or was the corporate general partner of NRELP-IV, NRELP-V, NRELP-VI, NRELP-IP-II, and the Partnership, among others. EC Corp. is or was the corporate general partner of NRELP-VI, NRELP-IP-II and the Partnership, among others. The Boards of Directors of the Partnership's Corporate General Partners, NDII and EC Corp., may be deemed to be interlocking.

     Item 11. Executive Compensation

     As stated above, the Partnership has no officers or directors. The officers and directors of the Corporate
     General Partners receive no current or proposed direct remuneration in such capacities, pursuant to any standard arrangement or otherwise, from either the Corporate General Partners or from the Partnership, with the exception of those directors which are not employees of NDII, EC Corp. and affiliates, to whom an annual director's fee of $50 per director is paid by NDII.

     Pursuant to the terms of the Limited Partnership Agreement, net profits and losses from operations and Cash Available for Distribution are allocated 97% to the Limited Partners and 3% to the General Partners. For such 3% interest, the General Partners contributed $6,000 to the Partnership. For the fiscal period ended December 3l, 1995, this interest resulted in net taxable income to the Individual General Partner in the amount of approximately $3,075. Cash distributions of $4,315 were made to the Individual General Partner.

     Cash available for distribution, as defined in the Agreement, will be distributed 97% to the Limited Partners and 3% to the General Partners. After the repayment of any General Partner loans, sales proceeds will be distributed as follows: (1) 97% to the Limited Partners and 3% to the General Partners until the Limited Partners have received (A) 100% of their initial capital investment and (B) cumulative, non-compounded distributions of sales proceeds, in excess of the amount required in (A), and cash available for distribution equal to 6% per annum on their initial capital investment, with the 3% to the General Partners subordinated to payment of the amounts in (A) and (B) to the Limited Partners; (2) to an affiliate of the General Partners, an amount equal to its subordinated real estate commission (up to 3% of the aggregate selling price of all properties); (3) 88% to the Limited Partners and 12% to the General Partners, with such payments to the General Partners subordinated to a total return to the Limited Partners of (A) 100% of their initial capital investment plus
     (B) a cumulative preference of 10% per annum on their initial capital investment.

     The Partnership is engaged in various transactions involving affiliates of the General Partners, as described in the Prospectus. Notes 2, 6 and 7 of the Partnership's financial statements of the annual report to Partners for the year ended December 31, 1995 is incorporated herein by reference.

     The contracts between the Partnership and affiliates provide that the compensation, price, or fee must be comparable and competitive with the compensation, price, or fee of any other person whose services could reasonably be made available to the Partnership. The General Partners believe compensation to affiliates for services to the Partnership was on terms no less favorable to the Partnership than would have been available through arm's-length negotiations for similar services from unrelated parties.

     Item 12. Security Ownership of Certain Beneficial
     Owners and Management

     (a) Persons or groups known by the Partnership to own beneficially more than 5% of the outstanding Interests of the Partnership are indicated below:


     Title of Class
     Limited Partnership Interests

     Name of Beneficial Owner
     Thea J. Peterson

     Amount and Nature of Benefiial Ownership
     500 Interests
     Sole and Joint Investment Power

     Percent of Class
     5.55%

     (b) By virtue of its organization as a limited partnership, the Partnership has no officers or directors. The General Partners are responsible for management of the Partnership, subject to certain limited democracy rights of the Limited Partners described in the Limited Partnership Agreement. Persons or entities performing functions similar to those of officers and directors of the Partnership, beneficially own, in the aggregate, the following Interests of the Partnership as of February 28, 1996.


     Title of Class
     Limited Partnership Interests

     Name of Beneficial Owner
     John Vishnevsky


     Amount and Nature of Beneficial Ownership
     29.56 Interests
     Sole Investment Power

     Percent of Class
     0.33%


     Title of Class
     Limited Partnership Interests

     Name of Beneficial Owner
     Stephen P. Kotecki

     Amount and Nature of Beneficial Ownership
     4 Interests
     Sole Investment Power

     Percent of Class
     0.04%


     (c) There is no arrangement known to the Partnership which may, at a subsequent date, result in a change in control of the Partnership.

     Item 13. Certain Relationships and Related Transactions

     Neither the General Partners nor their affiliates were indebted to the Partnership during the year ended
     December 31, 1995.

     There were no transactions with management other than the Partnership's transactions with the General
     Partners and affiliates, as described in this report at Items 10 and 11.

PART IV

     14. Exhibits, Financial Statements, Schedules, and
     Reports on Form 8-K


     (A)  1.   Financial Statements.

     a)   Financial Statements and Report of Independent
               Auditors (incorporated by reference from pages 8 through 19 of the Partnership's annual report to Partners for the year ended December 31, 1995).

     (i)  Report of Independent Auditors

     (ii) Balance Sheets, December 31, 1995 and 1994

     (iii)     Statements of Operations, Years Ended
                    December 31, 1995, 1994, and 1993

     (iv) Statements of Changes in Partners' Capital, Years
               Ended December 31, 1995, 1994, and 1993

     (v)  Statements of Cash Flows, Years Ended December 31,
               1995, 1994, and 1993

     (vi) Notes to Financial Statements

     2.   Financial Statement Schedules

     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the information is presented in the financial statements or related notes, and therefore such schedules have been omitted.

     3.   Exhibits

     See attached exhibit list which is incorporated by reference.


     (B)  Reports on Form 8-K for the Quarter ended December
     31, 1995

     There were no reports on Form 8-K filed during the fourth quarter ending December 31, 1995.

(C)  Exhibits
     3(a) Limited Partnership Agreement, incorporated by
               reference from Prospectus previously filed with
               Registration Statement 2-95072 on Form S-11
               effective January 31, 1985.
     3(b) Certificate of Limited Partnership incorporated by
               reference from Exhibit 3B Registration Statement
               2-95072 on Form S-11 filed December 20, 1984.
     4    Subscription Agreement Evidencing Ownership of a
               Partnership Interest, incorporated by reference
               from Prospectus previously filed with Registration
               Statement 2-95072 on Form S-11 effective January
               31, 1985.
     10(a)     Consulting Fee Agreement between the
                    Partnership and NDII dated January 31, 1985,
                    incorporated by reference from 1985 10-K
                    filed March 28, 1986.
     10(b)     Property Management Agreements between
                    Partnership and NRMI and between NRMI and
                    Equity Management Corporation Lock-It Lockers Tucson, incorporated by reference from 1985 10-K filed March 28, 1986.
     10(c)     Acquisition Agreement between the Partnership
                    and NDII dated January 31, 1985, incorporated by reference from 1985 10-K filed March 28, 1986.
     10(d)     Organization Expense Agreement between the
                    Partnership and NDII dated January 31, 1985,
                    incorporated by reference from 1985 10-K
                    filed March 28, 1986.
     10(e)     Contracts for Acquisition of Assets
     (1)  With respect to Lock-It Lockers Mini-Warehouse,
     Tucson, Arizona: Incorporated by reference from Exhibit
     2-1 to periodic report on Form 8-K dated May 7, 1985;
     July 9, 1985; August 9, 1985; and September 13, 1985.
     (2) With respect to Lock-It Lockers Mini-Warehouse, Phoenix, Arizona: Incorporated by reference from
     Exhibit 2-1 to periodic report on Form 8-K dated
     January 1, 1986; February 1, 1986; and April 2, 1986.
     (3)  With respect to Cave Creek Mini-Warehouses,
     Phoenix, Arizona: Incorporated by reference Exhibit 2-1
     to periodic report on Form 8-K dated April 30, 1987.
     (4)  With respect to Northridge Commons Shopping
     Center, Milwaukee, Wisconsin: Incorporated by reference
     Exhibit 2-1 to periodic report on Form 8-K dated May
     28, 1987.
     10(f)     Escrow Agreement dated January 31, 1985,
                    incorporated by reference from Exhibit 10 to
                    Amendment No. 1 to Registration Statement
                    2-95072 effective January 31, 1985.
     10(g)     Property Management Agreement between
                    Partnership and NRMI and between NRMI and
                    Equity Management Corporation, Lock It
                    Lockers, Phoenix, Arizona: Incorporated by
                    reference from 1986 10-K filed March 28,
                    1987.
     10(h)     Management Consulting Delegation of Duties
                    Agreement between General Partners and NRMI
                    dated May 28, 1991. Incorporated by reference from the 1991 10-K filed March 27, 1992.
     10(i)     Co-General Partner Agreement incorporated by
                    reference from Exhibit 5-1 to periodic
                    reports on 8-K dated July 26, 1991.
     10(j)     Property Management Agreement between
                    Partnership and NRMI, dated July 1, 1991.
                    Incorporated by reference from the 1991 10-K
                    filed March 27, 1992.
     11   Not applicable, see Item 6 of this report.
     12   Not applicable
     *13  National Real Estate Limited Partnership Income
               Properties 1995 annual report to Partners is
               included as an exhibit hereto for those portions
               of such annual report specifically incorporated by
               reference elsewhere herein. Such annual report is
               deemed not to be filed as part of this Report.
     18   Not applicable
     19   Not applicable
     22   Not applicable
     23   Not applicable
     *24  Consent of Independent Auditors filed with this
               report.
     25   Not applicable
     (D) Financial Statement Schedules There are no schedules to be included herein.

     *    Filed with this Report.

Exhibit 24


     CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS




     We consent to the incorporation by reference in this Annual Report (Form 10-K) of National Real Estate
     Limited Partnership Income Properties of our report dated January 19, 1996, included in the 1995 Annual
     Report to Partners of National Real Estate Limited
     Partnership Income Properties.






     ERNST & YOUNG LLP



     Milwaukee, Wisconsin
     March 27, 1996

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES
     (Registrant)




     Dated: March 28, 1996

     By: /S/        John Vishnevsky

     ________________________________
     John Vishnevsky
     President and Chief Operating and
     Executive Officer
     National Development and Investment, Inc.
     Corporate General Partner


     Dated: March 28, 1996

     By: /S/        John Vishnevsky
     __________________________________
     John Vishnevsky
     Chief Financial and Accounting Officer
     National Development and Investment, Inc.
     Corporate General Partner


     Pursuant to the requirements of the Securities Exchange
     Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities* and on the dates indicated:


     /S/ John Vishnevsky

     John Vishnevsky
     President and Director
     National Development and Investment, Inc.

     March 28, 1996
     (dated)

     /S/ Stephen P. Kotecki

     Stephen P. Kotecki
     Vice President, Secretary,Treasurer and Director
     National Development and Investment, Inc.

     March 28, 1996
     (dated)

     /S/ Stephen P. Kotecki

     Stephen P. Kotecki
     President, Treasurer and Director
     EC Corp.

     March 28, 1996
     (dated)


     /S/ Thomas Rielly

     Thomas Rielly
     Vice President, Secretary and Director
     EC Corp

     March 28, 1996
     (dated)



     * The indicated positions are held in the Corporate
     General Partners of the Registrant.



     F:\WPDOCS\LETTERS\NIP-ANNL.ELE

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES


     Business

     The Registrant, National Real Estate Limited
     Partnership Income Properties (the "Partnership"), is a limited partnership organized under the Wisconsin Revised Uniform Limited Partnership Act pursuant to a Certificate and an Agreement of Limited Partnership, each dated December 18, 1984. As of December 31, 1995, the Partnership consisted of an Individual and two Corporate General Partners and 1,143 Limited Partners owning 9,004.15 limited partnership interests (the "Interests") acquired at a public offering price of $1,000 per Interest ($9,024,556 net of affiliate discounts). The Interests were sold commencing
     January 31, 1985, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #2-95072) as amended. The offering of interests was concluded on December 18, 1986. The Individual General Partner is John Vishnevsky and the Corporate General Partners are National Development and Investment, Inc. ("NDII"), a Wisconsin corporation and EC Corp., a Wisconsin corporation. All management decisions are the responsibility of the General Partners.

     The Partnership's primary objective was to acquire existing commercial space, such as office buildings, shopping centers, and mini-warehouses, though it was also permitted to acquire existing residential properties from non-affiliated sellers. Although the Partnership intended to acquire existing properties, it was permitted to acquire properties which were recently completed. The Partnership's principal investment objectives are to invest in real estate properties which will:

     1) preserve and protect the Limited Partners' capital investment;

     2) provide quarterly distributions of cash from operations, commencing December 31, 1985; and

     3) provide capital appreciation through increases in the value of the Partnership's real estate assets.

     The Partnership will continue in existence until December 31, 2004, unless terminated earlier by disposition of all of its assets or certain other events. The Partnership will commence to liquidate its properties as soon as feasibly possible, depending upon, among other factors, whether the Partnership's objectives are met, potential capital appreciation, cash flow, and federal income tax consequences to its limited partners.

     The Partnership owns and operates four investment properties. During the fiscal year ended December 31, 1985, the Partnership acquired Lock-It Lockers Mini-Warehouse, a self storage mini-warehouse rental complex located in Tucson, Arizona ("Tucson Lock-It Lockers"). Tucson Lock-It Lockers was acquired in four separate Parcels as follows: Parcel I (21,670 net rentable square feet) effective May 1, 1985; Parcel II (15,575 net rentable square feet) effective July 1, 1985; Parcel III (6,845 net rentable square feet) effective August 1, 1985; and Parcel IV (5,795 net rentable square feet) effective September 1, 1985. In 1986, the Partnership continued its investment in properties by acquiring an additional Lock-It Lockers Mini-Warehouse located in Phoenix, Arizona ("Phoenix Lock-It Lockers"), in three separate parcels, as follows: Parcel I (18,600 net rentable square feet) effective January 1, 1986; Parcel II (17,625 net rentable square feet) effective February 1, 1986; and Parcel III (22,541 net rentable square feet including 8,000 net rentable square feet for recreational vehicle storage) effective April 1, 1986. The Partnership completed its investment in properties during the fiscal year ended December 31, 1987, when it purchased the two following investment properties, a parcel of land containing one building plus part of a second building out of a total of five buildings of Cave Creek Mini Warehouses in Phoenix, Arizona and Northridge Commons Shopping Center, a community shopping center located in Milwaukee, Wisconsin. These properties are described more fully in this report at Properties. Cave Creek was managed by Enterprise Growth Group ("EGG") from the time the property was purchased through October, 1991. As of November 1, 1991, National Realty Management, Inc. ("NRMI") took over management of the property. All other Partnership properties were managed by NRMI since their purchase.

     The real estate investment business is highly competitive. The Partnership's properties are in competition for tenants with numerous other alternative sources for storage or shopping center space.

     The Partnership is not dependent upon any single tenant for its operating success. The Partnership does not foresee any events or market trends which would have a materially adverse affect upon the Partnership's revenues, except for increased competition for tenants, which is discussed in the section entitled Results of Operations of this report.

     During 1995, the Partnership employed four full-time and six part-time on-site personnel in the following capacities: four managers, two rental agents and four cleaning/maintenance persons. In addition, due to the centralized nature of the Partnership's accounting and management systems, another 19 employees provided various accounting and management services to this and other partnerships. These persons worked an average of approximately 2.3 hours per week for this Partnership. Detailed time records of all personnel are maintained which form the basis for charges to the Partnership. All on-site and partnership employees are supervised by NRMI under its Management Consulting Delegation of Duties and Property Management Agreements with the Partnership.

     The Partnership is engaged solely in the business of investing in and managing real estate. Its business is believed by management to fall entirely within a single industry segment. The business of the Partnership is not seasonal, although the Partnership's properties may experience cyclical fluctuations in occupancy levels in the rental markets where they are located.

     Properties

     The properties in which the Partnership has invested are owned in fee simple, described more fully at Notes to Financial Statements (Note 3). The principal factors which the General Partners believe affect rental rates and occupancy levels include location, ease of access, amenities, and the quality of property management.

     Tucson Lock-It Lockers

     Tucson Lock-It Lockers is located on 2.057 fully improved acres at 6560 East Tanque Verde Road, Tucson, Arizona. Tucson Lock-It Lockers consists of seven single-story buildings which were constructed in 1976. Tucson Lock-It Lockers has an aggregate of 49,885 net rentable square feet (57,710 gross) with a unit mix that varies. Management has the ability to subdivide some of the larger units in accordance with market demand. Features of Tucson Lock-It Lockers include fire walls and exterior passage doors constructed of solid-core steel hinged in steel frames. Security at Tucson Lock-It Lockers is provided by a resident manager and a fenced perimeter with single-gate access. In addition to the seven warehouse buildings, there is an on-site office/apartment, and limited customer parking spaces are available.

     Phoenix Lock-It Lockers

     Phoenix Lock-It Lockers is located on 3.1 fully improved acres at 10250 North 19th Avenue, Phoenix, Arizona. The complex consists of three single-story buildings containing a total of 593 units and 30 outside RV spaces which were constructed in 1976. Phoenix Lock-It Lockers has an aggregate of 62,016 net rentable square feet (66,200 gross) with a unit mix that varies. Management has the ability to subdivide some of the larger units according to market demand. Features of the complex include fire walls and exterior passage doors constructed of solid-core steel hinged in steel frames. Security in the complex is provided by electronic surveillance cameras with a motion detector that provides the resident manager with the ability to monitor the property during the day and night. There is also a fenced perimeter with a single-gate access to the property which provides additional security. In addition to the three warehouse buildings, there is an on-site office/apartment, and customer parking spaces are available.

     Cave Creek Mini-Warehouse

     Cave Creek Mini-Warehouse is located at 1201 East Cinnabar Avenue, Phoenix, Arizona, on approximately 1.7 acres (the "Complex"). The 747 unit complex consists of three individual one story and two individual two story buildings. The Partnership's acquisition consists of one one-story building and part of one two-story building of the Project, of which construction was completed in 1985. The Partnership has an interest in the remaining portions of the Project for access and use of the business office facilities. Security in the Project is provided by a resident manager and a fenced perimeter with single-gate access.

     The Project has an aggregate of approximately 46,028 net rentable square feet. The Partnership's property contains approximately 8,236 net rentable square feet, or approximately 18% of the total net rentable square feet of the Project. Units can be subdivided, if appropriate, in light of current demand; therefore, the total unit count may fluctuate. At the time of purchase, the Partnership's property was divided into 91 units.

     Northridge Commons

     Northridge Commons is a community shopping center located at 8310-8360 West Brown Deer Road, Milwaukee, Wisconsin, on an outparcel at a major entrance to Northridge Mall, a 1,100,000 square foot regional mall, making Northridge Commons part of a shopping cluster. Constructed in 1981, Northridge Commons is a masonry building consisting of 7 retail service outlets. Most of the building is 100 feet deep, creating store dimensions of 20'x100' and 25'x100'. Northridge Commons has an aggregate of approximately 20,780 net rentable square feet. All current tenant leases are "triple net" agreements, one of which includes provisions for additional percentage rent, and all but one lease provides for increases in base rental rates during the lease terms. Northridge Commons' anchor tenant, Talbots, is a national women's clothing chain. Asking rents are $10.00 per square foot triple net leases, which is in line with the competition.

     The Tucson, Phoenix, and Milwaukee real estate rental markets are highly competitive. For a further discussion of occupancy rates, see Management's
     Discussion and Analysis of Financial Condition and
     Results of Operations contained in this report.
     Additional mini-warehouse projects and shopping malls may be built within the Tucson, Phoenix, and Milwaukee areas, which may compete directly with the Partnership's properties.


     Legal Proceedings

     The Partnership is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business.

     Selected Financial Data

     As of and for the Year Ended December 31,
     Selected Operations
     Statement Data:           1995        1994
     1993              1992         1991

     Operating Revenues       $944,538       $812,522
     $790,615       $762,349       $742,926
     Operating Expenses       879,266        772,026
     771,343         761,310        735,501
     Income from Operation     65,272        40,496
     19,272         1,039          7,425
     Other Income              26,473        12,256
     6,958          5,058          9,581

     Net Income               $ 91,745       $ 52,752
     $ 26,230       $   6,097      $17,006

     General Partners' Share
       of Net Income          $  2,752       $  1,583
     $787           $183           $510
     Limited Partners' Share
       of Net Income          88,993         $ 51,169
     25,443          5,914         16,496
     Net Income per Limited
       Partnership Interest   9.88            5.66
     2.82      .66       1.83
     Distribution per Limited
       Partnership Interest   15.50           14.00
     14.00          14.00           26.50


     Selected Balance
     Sheet Data:

     Total Assets             $5,972,760     $5,968,526
     $5,999,173     $6,045,501     $6,136,427

     Long-Term Debt            -0-           -0-
     -0-            -0-            -0-
     Partners' Capital        $5,144,027     $5,196,163
     $5,273,368     $5,377,095     $5,500,955

Management's Discussion and Analysis of Financial
     Condition and Results of Operations

     Liquidity and Capital Resources

     The Partnership commenced an offering to the public on January 31, 1985, of up to 15,000 Interests at $1,000 per Interest pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. A total of 3,767.26 Interests were sold in 1985 ($3,760,356). From
     January 1, 1986, to December 18, 1986, at which time the offering was concluded, an additional 5,266.75 Interests were sold ($5,264,200). After deducting offering costs, the Partnership had $8,026,434 with which to purchase the investment properties, described in this report at Properties, to pay costs related to purchasing such properties and to meet capital requirements for operations.

     The Partnership does not have any permanent, long-term financing nor any other financing on its investment properties and does not intend to incur any during the Partnership's life. The Partnership plans continued capital expenditures for roof replacements and repairs for Lock-it-Lockers Tucson and Phoenix Lock-it-Lockers in 1996. The Partnership does not have any other present or planned material commitments for capital expenditures.

     The General Partners committed to make loans to the Partnership to the extent necessary for the Partnership to make cash distributions to the Limited Partners equal to 8% in 1985, 8.25% in 1986, and 8.5% in 1987.
     However, the maximum the General Partner was required to loan was equal to 3% of the gross offering proceeds. Through December 31, 1995, the Individual General Partner loaned $271,020 to the Partnership under this commitment, which is the maximum amount under the commitment. The General Partners' loan shall be repaid with interest equal to 12% or the prime rate plus two percentage points, whichever is lower, solely from sale proceeds of the investment properties. As of December 31, 1995, $433,571 of interest had accrued on the General Partners' loan. During 1995, the Partnership continued distributions with a total of $139,566 to its Limited Partners and $4,315 to the General Partners. The distributions for 1995 equalled 1.55% of the Limited Partners investment. The pay rates prior to 1988 were supplemented by the General Partner Loans, as described above, and the operating results of the properties have not advanced as originally projected. The Partnership's ability to maintain and or increase distributions during 1996 is dependent upon the results of property operations and therefore no assurance as to the distribution amount, if any, can be made.

     Cash generated by the Partnership's investment properties and the sale of such properties are expected to provide funds for the Partnership liquidity needs and any cash distributions to the Limited Partners.

     Results of Operations

     The Partnership operated four investment properties during 1995. The Partnership began operations in 1985 and made additional property purchases in 1986 and 1987.

     Rental rates at Tucson Lock-It Lockers ranged from $19 to $150 in 1995, depending on the size of the unit, compared to $13 to $143 in 1994 and $12 to $143 in 1993. Occupancy during December 1995 at Tucson Lock-It Lockers was 97.3%, which is comparable to December 1994 at 97.9% and December 1993 at 97%. Average occupancy at Tucson Lock-It Lockers was 98.9% during 1995, compared to 98.7% in 1994 and 93% in 1993. It is necessary to upgrade the property to stay competitive. Renovations scheduled for 1996 include asphalt repair and exterior painting. Marketing efforts are directed primarily toward Yellow Pages advertising.

     Rental rates are based on unit size at Phoenix Lock-It
     Lockers and ranged from $11 to $225 in 1995, from $13 to $235 in 1994, and $11 to $190 in 1993. December occupancy in 1995 was 98%, while in 1994 and 1993 it was 97% and 91% respectively. Average annual occupancy at the property has increased with rates of 99%, 98% and 90% in 1995, 1994 and 1993, respectively.
     Renovations planned for 1996 include asphalt work and landscaping. Management uses the Yellow Pages for advertising. The staff also visits local businesses.

     Some monthly rental rates at Cave Creek Lock-It Lockers increased in April 1995. Asking rents as of December 31, 1995 ranged from $10 to $165, based on unit size compared to $9 to $165 in 1994 and $9 to $98 in 1993. December occupancy in 1995 was 96.2%, 98.5% in 1994, and 98% in 1993. Average annual occupancy was 98%, 99%, and 97% in 1995, 1994, and 1993 respectively.
     Marketing efforts are directed primarily through the use of Yellow Pages advertising. Renovations planned for 1996 include roof repairs, painting, and fence replacements.

     Northridge Commons experienced average annual occupancy of 86% during 1995, compared to 60% in 1994, and 81% in 1993. Occupancy for December 1995 was 100%. This compares to the December rate of 64% in 1994 and 64% in 1993. Northridge Commons is located in a high traffic area with excellent visibility, however there are concerns regarding the increase of crime in the area. Even though Northridge Commons is currently 100% occupied, the immediate area is still experiencing high vacancies.

     Revenues for Tucson Lock-It-Lockers increased in 1995 compared to 1994 because of higher rental rates and improved collection. Expenses increased due to higher personnel, administrative, and real estate taxes. Overall 1995 net operating income was higher than 1994. In 1994, revenues rose at Tucson Lock-It Lockers due to higher rental rates. Net operating income was higher in 1994 than it was in 1993 because expenses remained in line with 1993 while revenues increased due to higher rental rates.

     In 1995, net operating income of Phoenix
     Lock-It-Lockers was higher in comparison to 1994 due to an increase in rental rates. In 1995, operating expenses rose compared to 1994 due to increased renovations and personnel expenses. 1994 net operating income at Phoenix Lock-It Lockers has increased significantly compared to 1993 as rents were raised and delinquencies greatly decreased. 1994 operating expenses rose compared to 1993 due to increased renovations and maintenance expenses.

     In 1995, net operating income of Cave Creek
     Lock-It-Lockers increased over 1994 as rental rates increased. 1995 operating expenses increased compared to 1994 due to increased maintenance expense. 1994 net operating income at Cave Creek increased over 1993 as rental rates have increased significantly and vacancies and delinquencies have decreased. Overall operating expenses have increased compared to 1993 due to increases in taxes and administrative expense.

     Northridge Commons' revenues increased in 1995 compared to 1994 due to increased occupancy. Expenses rose due to commissions paid to commercial real estate brokers and a general increase in personnel expense. Operating expenses in 1994 were lower than 1993 expenses due to a decrease in property taxes and maintenance costs. Revenues in 1994 declined significantly from 1993 due to increased vacancies and delinquent rent.

     Reference is made to Notes 2 and 6 of the Partnership's financial statements for a discussion of various fees charged to the Partnership and the amounts charged to the Partnership by affiliates in 1995.

     Inflation

     The General Partners believe the Partnership's ability to increase rental rates would offset any adverse effects from inflation on the Partnership's cost of operations. Inflation may also tend to cause capital appreciation of the Partnership's properties over a period of time as rental rates and replacement costs of properties continue to increase. However, the effects of inflation in real estate may be influenced by general or local economic conditions. Future results are subject to uncertainty and the ability of the Partnership to achieve certain results is largely beyond the control of the General Partners and their affiliates.

     Impact of Recently Issued Accounting Standards

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
     (SFAS) No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 addresses situations where information indicated that a company might be unable to recover, through future operations or sale, the carrying amount of long-lived assets. SFAS No. 121 requires that long-lived assets that are used in operations be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. SFAS No. 121 is effective for the Partnership in 1996. The impact to the Partnership's financial statements is not expected to be material.

     Report of Independent Auditors


     The Partners
     National Real Estate Limited Partnership Income
     Properties

     We have audited the accompanying balance sheets of National Real Estate Limited Partnership Income Properties (the Partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



     ERNST & YOUNG LLP



     January 19, 1996




     Milwaukee, Wisconsin

Balance Sheets



  December 31

               1995           1994
  Assets
  Cash         $ 599,315      $  409,508
  Escrow deposits and other assets
              10,032          17,420
  Investment properties, at cost:
  Land          1,267,695       1,267,695
  Buildings and improvements
           6,018,410       5,992,076

           7,286,105       7,259,771
  Accumulated depreciation
           1,922,692       1,718,173

           5,363,413       5,541,598

          $5,972,760     $5,968,526

  Liabilities and partners' capital
  Liabilities:
  Tenant security deposits
          $    5,454     $     7,823
  Rents received in advance
              32,343          31,530
  Accrued interest payable to Individual General Partner            433,571
         361,303
  Accrued expenses and other liabilities
              86,345         100,687
  Note payable to Individual General Partner
             271,020         271,020
             828,733        772,363
  Partners' capital:
  General Partners (deficit)
             (85,815)        (84,252)
  Limited Partners (authorized 10,000 interests;
  issued 9,034.01 interests)
                5,251,513  5,302,086
  Less cost of Limited Partner interests held in Treasury
  (29.86 interests)
                 (21,671)        (21,671)
                5,229,842       5,280,415
                5,144,027       5,196,163
               $5,972,760     $5,968,526

Statements of Operations

  Year ended December 31

               1995           1994           1993
  Operating revenues:
  Rentals      $892,562       $764,437       $758,643
  Other        51,976         48,085         31,972
               944,538        812,522        790,615
  Operating expenses:
  Operating         206,817        172,709        161,594
  Administrative    177,046        162,799        163,803
  Maintenance  79,903         46,138         40,284
  Depreciation 204,545        202,311        198,996
  Interest          72,217         54,558         44,286
  Property taxes    126,779        121,355        150,153
  Advertising  11,959         12,156         12,227
               879,266        772,026        771,343
  Income from operations
               65,272         40,496         19,272

  Interest income
               26,473         12,256         6,958
  Net income
               $  91,745      $52,752        $26,230

  Net income attributable to General Partners (3%)
               $    2,752     $1,583         $787
  Net income attributable to Limited Partners (97%)
               88,993         51,169         25,443
               $  91,745      $52,752        $26,230

  Net income per Limited Partnership Interest
               $9.88          $5.66          $2.82

Statements of Changes in Partners' Capital








  General
  Partners

  Limited
  Partners

  Cost of Limited Partners' Interests Held in Treasury

  Total

  Balances at January 1, 1993
  $(78,828)
  $5,477,594
  $(21,671)
  $5,377,095

  Distributions to Partners
  (3,897)
  (126,060)
  -
  (129,957)

  Net income for the year
  787
  25,443
  -
  26,230

  Balances at December 31, 1993
  (81,938)
  5,376,977
  (21,671)
  5,273,368

  Distributions to Partners
  (3,897)
  (126,060)

  (129,957)

  Net income for the year
  1,583
  51,169

  52,752

  Balances at December 31, 1994
  (84,252)
  5,302,086
  ( 21,671)
  5,196,163

  Distributions to Partners
  (4,315)
  (139,566)

  (143,881)

  Net income for the year
  2,752
  88,993

  91,745

  Balances at December 31, 1995
  $(85,815)
  $5,251,513
  $(21,671)
  $5,144,027



  ( ) Denotes deficit or deduction.

Statements of Cash Flows


  Year ended December 31
           1995           1994           1993

  Operating activities
  Net income for the year
          $  91,745      $  52,752      $  26,230
  Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation
          204,519        202,311        198,996
  Changes in operating assets and liabilities:
  Escrow deposits and other assets
          7,388          (1,860)        154
  Tenant security deposits
          (2,369)        565            (919)
  Rents received in advance
          813            (4,388)        13,312
  Accrued expenses and other liabilities
          57,926         50,381         45,006
  Net cash provided by operating activities
          360,022        299,761        282,779

  Investing
  Additions to investment properties
          (26,334)       (65,141)       (33,030)

  Financing activity
  Distributions to Partners
          (143,881)      (129,957)      (129,957)

  Increase in cash
          189,807        104,663        119,792
  Cash at beginning of year
          409,508        304,845        185,053
  Cash at end of year
          $599,315       $409,508       $304,845

Notes to Financial Statements
  December 31, 1995


  1. Organization and Basis of Accounting

  Organization

  National Real Estate Limited Partnership Income
  Properties (the Partnership) was organized as a limited partnership under the laws of the State of Wisconsin pursuant to a Certificate and an Agreement of Limited
  Partnership (the Agreement) dated December 18, 1984, for the purpose of investing primarily in commercial real property and began operations in May 1985. The
  Partnership is to be dissolved on or before December
  31, 2004.

  The Partnership consists of three General Partners,
  National Development and Investment, Inc., John
  Vishnevsky, and EC Corp., and 1,143 Limited Partners at
  December 31, 1995. Mr. Vishnevsky is the president and majority stockholder of National Development and Investment, Inc. EC Corp. was admitted to the Partnership effective July 26, 1991, as approved by the Limited Partners. See also Note 7.

  Basis of Accounting

  The Partnership records are maintained on the basis of accounting utilized for federal income tax reporting purposes. The accompanying financial statements have been prepared from such records adjusted to the accrual basis of accounting, including adjustments for differences in depreciation methods. Certain accrual and tax basis amounts are summarized as follows:

  1995
  Accrual Basis     Tax Basis

  1994
  Accrual Basis     Tax Basis

  1993
  Accrual Basis     Tax Basis
  (In Thousands)


  Total assets
  $5,973  $5,943
  $5,969  $6,000
  $5,999  $6,105

  Partners' capital:
  General Partners (deficit)
  (86)         (102)
  (84)         (101)
  (82)         (98)
  Limited Partners
  5,230   5,638
  5,280   5,678
  5,355   5,763
  Net income  (loss):
  General Partners
  3       3
  2       1
  1
  Limited Partners
  89           99
  51      41
  25           (3)

  2. Significant Accounting Policies

  Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Although estimates are considered to be fairly stated at the time that the estimates are made, actual results could differ from those estimates.


  Depreciation

  Depreciation is computed by the straight-line method using estimated useful lives of 10 to 30 years for the buildings and improvements and 5 to 10 years for related equipment.

  For federal income tax purposes, the Partnership provides for depreciation of buildings and improvements over 15 to 39 years and related equipment over 5 to 7 years using straight-line and accelerated methods.

  Fees to Affiliates

  Acquisition fees and property management fees are payable to the General Partners or affiliates of the General Partners. These amounts are charged to expense as follows:

  Acquisition Fees

  Real estate acquisition fees for selection, negotiation, and purchase of Partnership properties have been capitalized and allocated to land and buildings and improvements based on appraised values.
  The portions allocated to buildings and improvements are being depreciated over the respective useful lives of the buildings and improvements.

  Property Management Fees

  Fees for property management and rental services are being charged to expense over the period property management services are being performed.

  In addition, underwriting commissions, underwriting fees and reimbursed syndication costs paid to the General Partners or affiliates of the General Partners have been recorded as a charge to Limited Partners' capital.

  Allocations and Distributions

  Pursuant to the Agreement, net income and loss from operations (exclusive of those from the sale or disposition of Partnership properties) are to be allocated 97% to the Limited Partners and 3% to the General Partners. Any gains from the sale or disposition of Partnership properties are to be allocated first to the General Partners and Limited
  Partners with deficit net capital accounts; then to the Limited Partners in an amount equal to their initial capital investment plus any amount remaining to be paid and paid under their cumulative preference; then to the General Partners in an amount equal to the proceeds of such sale distributed to them; and all remaining amounts are to be allocated to the Limited Partners provided that at least 3% of the gain from sale or disposition would be allocated to the General Partners.
  Losses from the sale or other disposition of Partnership properties are to be allocated 97% to the Limited Partners and 3% to the General Partners.

  Cash available for distribution, as defined in the Agreement, will be distributed 97% to the Limited
  Partners and 3% to the General Partners. After the repayment of any General Partner loans, sales proceeds will be distributed as follows: (1) 97% to the Limited
  Partners and 3% to the General Partners until the Limited Partners have received (A) 100% of their initial capital investment and (B) cumulative, non-compounded distributions of sales proceeds, in excess of the amount required in (A), and cash available for distribution equal to 6% per annum on their initial capital investment, with the 3% to the General Partners subordinated to payment of the amounts in (A) and (B) to the Limited Partners; (2) to an affiliate of the General Partners, an amount equal to its subordinated real estate commission (up to 3% of the aggregate selling price of all properties); (3) 88% to the Limited Partners and 12% to the General
  Partners, with such payments to the General Partners subordinated to a total return to the Limited Partners of (A) 100% of their initial capital investment plus
  (B) a cumulative preference of 10% per annum of their initial capital investment.

  Net Income Per Limited Partnership Interest

  Net income per Limited Partnership interest is based on 97% of net income as allocated to the Limited Partners divided by the weighted average number of interests outstanding during the year.


  Pending Accounting Change

  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
  (SFAS) No. 121. "Accounting for the Impairment of
  Long-Lived Assets and for Long-Lived Assets to Be
  Disposed Of." SFAS No. 121 addresses situations where information indicates that a company might be unable to recover, through future operations or sale, the carrying amount of long-lived assets. SFAS No. 121 requires that long-lived assets that are used in operations be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. SFAS No.
  121 is effective for the Partnership in 1996. The impact to the Partnership's financial statements is not expected to be material.

  3. Investment Properties

  Investment properties consist of the following at December 31, 1995:


  Description
  Initial Cost to Partnership
  Land         Building and Improvements
  Costs Capitalized Subsequent to Acquisition of
  Buildings and Improvements
  (In Thousands)


  Lock-It-Lockers Mini-Warehouses
  Tucson, Arizona
  $  253   $            1,748
  $137

  Lock-It-Lockers Mini-Warehouses
  Phoenix, Arizona
  222          1,999
  47

  Northridge Commons Shopping Center Milwaukee, Wisconsin
  699          1,747
  37

  Cave Creek Phase I Mini-Warehouses
  Phoenix, Arizona
  94      301
  2

  $1,268  $5,795
  $223


  Gross Amount at Which Carried

  Description
  Land         Buildings and Improvements    Total
  AccumulatedDepreciation
  (In Thousands)


  Lock-It-Lockers Mini-Warehouses
  Tucson, Arizona
  $253         $1,885                        $2,138
  $636

  Lock-It-Lockers Mini-Warehouses
  Phoenix, Arizona
  222          2,046                         2,268
  686

  Northridge Commons Shopping Center
  Milwaukee, Wisconsin
  699          1,784                         2,483
  513

  Cave Creek Phase I Mini-Warehouses
  Phoenix, Arizona
  94      303                           397
  88

  $1,268  $6,018                        $7,286
  $1,923

  Description
  Date of Construction   Date Acquired

  Lock-It-Lockers Mini-Warehouses Tucson, Arizona
  1976                        May 1985

  Lock-It-Lockers Mini-Warehouses Phoenix, Arizona
  1976                        January 1986

  Northridge Commons Shopping Center Milwaukee, Wisconsin
  1981                        May 1987

  Cave Creek Phase I Mini-Warehouses Phoenix, Arizona
  1985                        April 1987


  There were no encumbrances on the investment properties at December 31, 1995. The aggregate cost of the investment properties is the same for financial reporting and federal income tax purposes. The accumulated depreciation reported for federal income tax purposes is $2,950,846 at December 31, 1995.

  A reconciliation of the cost and accumulated depreciation of the investment properties for financial reporting purposes follows:

  Year ended December 31
  1995              1994           1993
  (In Thousands)


  Cost:
  Balance at beginning of year
  $7,260       $7,195         $7,162
  Additions to investment properties
  26           65             33
  Balance at end of year
  $7,286       $7,260         $7,195

  Accumulated depreciation:
  Balance at beginning of year
  $1,718       $1,516         $1,317
  Provision for the year
  205               202            199
  Balance at end of year
  $1,923       $1,718         $1,516

  4. Income Taxes

  The Partnership has received an opinion from legal counsel that it will be classified as a partnership for federal income tax purposes. Therefore, Partnership losses or income and taxes attributable thereto will be the responsibility of the various Partners and no provision for income taxes has been made in the Partnership's financial statements.

  Differences between the net income as reported herein and the net income (loss) reported for federal income tax purposes arise primarily from timing differences related to depreciation and other accrual basis adjustments. The following is a reconciliation of the reported net income and the net income (loss) reported for federal income tax purposes:

  Year ended December 31
  1995              1994           1993

  Net income as reported in the financial statements
  $91,745           $52,752        $26,230

  Add (deduct):
  Depreciation
  (61,580)          (64,547)       (73,914)

  Accrual basis adjustments
  72,322       54,471         44,285

  Net income (loss) reported for federal income tax
  purposes
  $102,487          $42,676        $(3,399)


  5. Leases

  The Partnership is the lessor of a shopping center under operating leases expiring in various years to 2000. Certain of the shopping center leases provide for contingent rentals based on specified percentages of gross sales of the tenants. Contingent rentals from operating leases amounted to $11,468 in 1995, $10,345 in 1994 and $3,923 in 1993.

  At December 31, 1995, future minimum lease payments receivable under noncancellable operating leases with remaining terms of one year or more are as follows:


  1996         $64,000
  1997         42,000
  1998         36,000
  1999         36,000
  2000         14,000
          $192,000

  6. Transactions with Affiliated Parties

  The General Partners are general partners for other limited partnerships which have invested in real estate. The Partnership also shares certain management and accounting employees and other expenses with the Corporate General Partner and other entities that are controlled by the Individual General Partner and has executed contracts providing for the following fees payable to such entities:

  National Realty Management, Inc. (NRMI)

  NRMI charged the Partnership for property management fees ($50,026 1995; $45,220 1994; $39,820 1993).

  Individual General Partner

  The Individual General Partner charged the Partnership for interest ($72,217 1995; $54,471 1994;
  $44,286 1993).

  The note payable to Individual General Partner is payable from proceeds from sale or other disposition of investment properties, with interest payable monthly at a bank's prime rate plus 2% or 12%, whichever is lower
  (10.5% at December 31, 1995). No interest was paid in any year with respect to the note payable to Individual
  General Partner.

  Charges by affiliated parties in 1996 are estimated by management to approximate $50,000 for property management fees. Interest costs on the note payable to Individual General Partner are not presently estimable by management.

  7. Financial Difficulties of Individual General Partner

  The Individual General Partner had experienced financial difficulties in prior years. Due to actions taken by the Individual General Partner in 1995, his financial difficulties, if any, no longer appear to be a threat to the Partnership.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME
  PROPERTIES




  John Vishnevsky
  Chief Operating and Executive Officer

  John Vishnevsky
  Chief Financial and Accounting Officer



  General Partners:


  John Vishnevsky

  National Development and Investment, Inc.

  John Vishnevsky
  President and Director

  Stephen P. Kotecki
  Vice President, Secretary, Treasurer
  and Director



  EC Corp.

  Stephen P. Kotecki
  President, Treasurer and Director

  Thomas Rielly
  Vice President, Secretary and Director


  Of the above officers and directors of the Corporate
  General Partner, Mr. Thomas Rielly is the only person not an employee of National Development and Investment, Inc., its affiliates, or EC Corp.
















  The Partnership Form 10-K for 1995 which is filed with the Securities and Exchange Commission, will be furnished at no charge to partners upon written request directed to: National Development and Investment, Inc.,
  Attn: Partnership Management, 9800 West Bluemound Road,
  Milwaukee, WI 53226-4353.


  B:\NIPELE