Form 10-Q
period 1996-03-31
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES
filed 1996-05-15
CIK 759857

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934


For Quarter Ended March 31, 1996 Commission File Number:  0-14453


National Real Estate Limited Partnership Income Properties

(Exact name of registrant as specified in its charter)



Wisconsin
(State or other jurisdiction ofincorporation or organization)


39-1503893
(I.R.S. Employer Identification Number)


9800 West Bluemound Road
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


( X )    Yes     (  )    No

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
INCOME PROPERTIES




INDEX




                                                             Page

PART I. FINANCIAL INFORMATION

     Balance Sheet (unaudited) - March 31, 1996
          and December 31, 1995. . . . . . . . . . . . . . . . .2

     Statement of Operations (unaudited) -
          Three months ended
          March 31, 1996 and 1995. . . . . . . . . . . . . . . .3

     Statements of Cash Flows (unaudited) -
          Three months ended March 31, 1996  and 1995. . . . . .4

     Notes to Financial Statements (unaudited) . . . . . . . .5-6

     Management's Discussion and Analysis of
          Financial Condition and Results of Operation . . . .7-8


PART II. OTHER INFORMATION AND SIGNATURES. . . . . . . . . . 9-10

PART I.  FINANCIAL INFORMATION

NATIONAL REAL ESTATE LIMITED PARTNERSHIP - IP
(A Wisconsin Limited Partnership)
Balance Sheet
(Unaudited)

                         March 31                 December 31,
                         1996                     1995
ASSETS

Current Assets
Cash           $         663,549        $         599,315
Escrow deposits and other assets (Note 4)
                         3,395                    10,032
Other Assets
Investment properties, at cost
Land                     1,267,695                1,267,695
Buildings and improvements
                         6,018,409                6,018,410

                         7,286,105                7,286,105

Less accumulated depreciation
                         1,973,869                1,922,692

                         5,312,236                5,363,413

                    $    5,979,180      $         5,972,760

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Tenant security deposits
                    $    5,454          $         5,454
Rents received in advance
                         31,415                   32,343
Accrued interest payable to Individual General Partner
                         451,930                  433,571
Accrued expenses and other liabilities
                         88,237                   86,345
Note payable to Individual General
Partner (Note 6)         271,020                  271,020

                         848,056                  828,733

Partners' Capital (deficiency) (Note 5):
General Partners    $    (86,202)       $         (85,815)
Limited Partners (authorized--10,000
Interests; outstanding--9,034.01 Interests)
                         5,238,997                5,251,513
Less 29.86 Interests held in Treasury
                         (21,671)                 (21,671)

                         5,131,124                5,144,027

                    $    5,979,180      $         5,972,760

See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP - IP
(A Wisconsin Limited Partnership)
Statement of Operations
(Unaudited)
                                        Three months ended
                                             March 31,
                                   1996                1995
INCOME
Operating income              $    246,843        $    208,169
Other income                       12,307              10,221

Total Income                       259,150             218,390

OPERATING EXPENSES
Property operating expenses        118,274             101,412

Depreciation and amortization      51,177              51,102

Interest expense                   18,359              17,282
Administrative expense             48,597              49,981

Total Expenses                     236,407             219,777

Income(Loss) from operations       22,743              (1,387)
Other Income (expenses)
Interest income                    10,767              8,028

Net Income (Loss)             $    33,510         $    6,641
Net Income (Loss) attributable to
General Partners (3%)         $    1,005          $    199
Net Income (Loss) attributable to
Limited Partners (97%)        $    32,505         $    6,442
Per Limited Partnership Interest
Outstanding--9,004.15 Interests
                              $    3.61           $    0.72

See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP - IP
(A Wisconsin Limited Partnership)
Statement of Cash Flows
(Unaudited)
                         Three Months Ended
                              March 31,
                         1996           1995
Operating Activities
Net income (loss) for the period
          $              33,510    $    (14,647)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation             51,177         49,984


Changes in operating assets and
liabilities:
Escrow deposits & other assets
                         6,637          (20,811)
Tenant security deposits
                         0                   0
Rents received in advance
                         (928)          (3,439)
Accrued expenses and other liabilities
                         20,251         26,331


NET CASH PROVIDED BY (USED IN)
                         110,648        37,418
OPERATING ACTIVITIES


Investing activities:
Additions to investment property
                         (0)            (1,415)

Financing activities:
Distributions to partners
                         (46,413)       (32,489)

INCREASE (DECREASE) IN CASH
                         64,235         3,514

Cash at beginning of period
                         409,508        304,845

CASH AT END OF PERIOD
          $              473,743   $    308,359

See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
(A Wisconsin Limited Partnership)
Notes to Financial Statements
(Unaudited)
March 31, 1996


1. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the National Real Estate Limited Partnership Income Properties annual report for the year ended December 31, 1995. Refer to the footnotes of those statements for additional details on the Partnership's financial condition. The operating results for the period ended March 31, 1996, may not be indicative of the operating results for the entire year.

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

3. National Realty Management, Inc. (NRMI): The Partnership incurred property management fees of $13,601 under an agreement with NRMI for the period presented.

4. Real estate taxes are charged to operations based on actual taxes paid for the prior year and are adjusted for normal annual increases. Taxes for Tucson Lock-It Lockers, Phoenix Lock-It Lockers, Cave Creek Lock-It Lockers, and Northridge Commons are being accrued monthly at $4,935, $2,074, $322, and $3,451, respectively.

5.   Changes in Partners' Equity:

LIMITED PARTNERS
Quarter Ended March 31, 1996
Partner's Equity, beginning of quarter     $5,251,513
Distributions                              (45,021)
Net Income (Loss)                          32,505
Partners' Equity, end of quarter           $5,238,997

Limited Partner's equity is net of 29.86 interests held in treasury of ($21,671).

Quarter Ended March 31, 1995
Partner's Equity, beginning of quarter     $5,280,415
Distributions                              (31,515)
Net Income (Loss)                          (6,442)
Partners' Equity, end of quarter           $5,255,342

Limited Partner's equity is net of 29.86 interests held in treasury of ($21,671).


GENERAL PARTNERS
Quarter Ended March 31, 1996
Partner's Equity, beginning of quarter     $(85,815)
Distributions                              (1,392)
Net Income (Loss)                          1,005
Partners' Equity, end of quarter           $(86,202)

Quarter Ended March 31, 1995
Partner's Equity, beginning of quarter     $(84,252)
Distributions                              (974)
Net Income (Loss)                          199
Partners' Equity, end of quarter           $(85,027)


TOTAL
Quarter Ended March 31, 1996
Partner's Equity, beginning of quarter     $5,165,698
Distributions                              (46,413)
Net Income (Loss)                          33,510
Partners' Equity, end of quarter           $5,152,795

Quarter Ended March 31, 1995
Partner's Equity, beginning of quarter     $5,196,163
Distributions                              (32,489)
Net Income (Loss)                          6,641
Partners' Equity, end of quarter           $5,170,315

National Real Estate Limited Partnership Income Properties
(A Wisconsin Limited Partnership)
Notes to Financial Statements (Cont.)
(Unaudited)
March 31, 1996



6. As outlined in the prospectus, the General Partners agreed to make loans to the Partnership up to an aggregate of 3% of the gross proceeds of the offering to the extent necessary to provide distributions to the limited partners at annualized rates equal to 8% in 1985, 8.25% in 1986, and 8.5% in 1987. The loan will be repaid solely from sales proceeds, with compounding interest equal to the cost of their funds or 12%, whichever is lower. As of March 31, 1996, interest totaling $451,930 has accrued.

7. Northridge Commons' tenants pay monthly fixed rent payments plus estimated charges for taxes, costs of insurance premiums, administrative costs, and operating expenses with respect to common areas.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
(A Wisconsin Limited Partnership)
Management's Discussion and Analysis of
Financial Condition and Results of Operations
March 31, 1996

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

Occupancy based upon net rentable square feet for the third quarter averaged 98.4% for Tucson Lock-It Lockers; 97.5% for Phoenix Lock-It Lockers; 100% for Northridge Commons; and 92.3% for Cave Creek Lock-It Lockers. This compares to an average of 98.9% for Tucson Lock-It Lockers; 98.7% for Phoenix Lock-It Lockers; 63.6% for Northridge Commons; and 98.2% for Cave Creek Lock-It Lockers during the same period of 1995.

Rental rates were increased at Tucson, Phoenix, and Cave Creek Lock-It Lockers in April 1995. Tucson Lock-It Lockers updated landscaping and installed security lighting. Tucson Lock-It Lockers updated landscaping and installed security lighting. Future projects to be completed at Tucson Lock-It Lockers include painting and additional asphalt work.

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

Although Northridge Commons is currently at 100% occupancy, vacancies continue to plague the surrounding retail shopping area. Therefore Northridge Commons maintained the same base rent as it did during the same period of 1995. Cellular One, a new tenant in 1995, installed a new pylon sign. Tenants have indicated an increase in activity due to the new sign. Talbots remains as the anchor tenant and has done well since their expansion in 1990.

During the first quarter of 1996 rental revenue for Tucson Lock-It Lockers, Phoenix Lock-It Lockers, and Cave Creek Lock-It Lockers increased compared to the first quarter of 1995 due to increased rental rates. Also during the first quarter of 1996, rental revenue for Northridge Commons increased compared to the first quarter of 1995 due to a decrease in occupancy at Northridge Commons.

Operating expenses during the first quarter of 1996 increased compared to the operating expenses during the same quarter in 1995 due to maintenance costs at Tucson Lock-It.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
(A Wisconsin Limited Partnership)
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Cont.)
March 31, 1996


The Partnership continued cash distributions to its partners with distributions totaling $46,413 for the first quarter of 1996. These distributions are required to be allocated 97% to Limited Partners ($45,021) and 3% to the General Partners ($1,392).

PART II. OTHER INFORMATION



Item 6(b). Reports on Form 8-K

There were no reports on Form 8-K for the quarter ended March 31, 1996.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


National Real Estate Limited Partnership
Income Properties
(Registrant)




Date        /S/May 15, 1996

/S/        John Vishnevsky
________________________________
John Vishnevsky
President and Chief Operating and
Executive Officer
National Development and Investment, Inc.
Corporate General Partner


Date       /S/May 15, 1996
/S/        John Vishnevsky
__________________________________
John Vishnevsky
Chief Financial and Accounting Officer

Date       /S/May 15, 1996
Stephen P. Kotecki
__________________________________
Stephen P. Kotecki
President
EC Corp
Corporate General Partner








F:\WPDOCS\LETTERS\NIP-1QTR.ELE