Form 10-Q
period 1996-06-30
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES
filed 1996-08-14
CIK 759857

SECURITIES AND EXCHANGE COMMISSION

     Washington, DC 20549


     FORM 10-Q


     Quarterly Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934



     For Quarter Ended June 30, 1996
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




     INDEX




     Page

     PART I. FINANCIAL INFORMATION

          Balance Sheet (unaudited) - June 30, 1996
               and December 31, 1995 . . . . . . . . .2

          Statement of Operations (unaudited) -
               Three months and six months ended
               June 30, 1996 and 1995. . . . . . . . .3

          Statements of Cash Flows (unaudited) -
               Six months ended June 30, 1996  and 19954

          Notes to Financial Statements (unaudited).5-6

          Management's Discussion and Analysis of
               Financial Condition and Results of Operation7-8


     PART II. OTHER INFORMATION AND SIGNATURES . . 9-10

PART I.  FINANCIAL INFORMATION

     NATIONAL REAL ESTATE LIMITED PARTNERSHIP - IP
     (A Wisconsin Limited Partnership)
     Balance Sheet
     (Unaudited)

                              June 30        December 31,
                              1996           1995
          ASSETS

          Current Assets
               Cash           $708,047       $599,315
               Escrow deposits and other assets (Note 4)
                              4,460          10,032
          Other Assets
               Investment properties, at cost
                  Land        1,267,695      1,267,695
                  Buildings and improvements
                              6,018,409      6,018,410

                              7,286,105      7,286,105

                  Less accumulated depreciation
                              2,025,046      1,922,692

                              5,261,060      5,363,413

                              $5,973,593     $5,972,760

          LIABILITIES AND PARTNERS' CAPITAL

          Liabilities:
               Tenant security deposits
                              $5,454         $5,454
               Rents received in advance
                              36,170         32,343
               Accrued interest payable to Individual
               General Partner
                              470,614        433,571
               Accrued expenses and other liabilities
                              84,188         86,345
               Note payable to Individual General
               Partner (Note 6)
                              271,020        271,020

                              867,446        828,733

          Partners' Capital (deficiency) (Note 5):
              General Partners
                              $(86,951)      $(85,815)
               Limited Partners (authorized--10,000
               Interests; outstanding--9,034.01 Interests)
                              5,214,768      5,251,513
               Less 29.86 Interests held in Treasury
                              (21,670)       (21,671)

                              5,106,146      5,144,027

                              $5,973,593     $5,972,760

     See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP - IP
     (A Wisconsin Limited Partnership)
     Statement of Operations
     (Unaudited)
                 Three months ended     Six Months Ended
                    June 30,                 June 30,
               1996           1995      1996      1995

     INCOME
          Operating income
               $188,352       $218,327  $435,195  426,496
          Other income
               57,937         10,372    70,244    20,593


             Total Income
               246,289        228,699   505,439   447,089


     OPERATING EXPENSES
          Property operating expenses
               119,117        96,326    237,392   197,738
          Depreciation and amortization
               51,177         51,102    102,353   102,204
          Interest expense
               18,684         18,030    37,043    35,312
          Administrative expense
               41,768         51,156    90,364    101,137

             Total Expenses
               230,746        216,614   467,153   436,391

     Income(Loss) from operations
               15,543         12,085    38,286    10,698
     Other Income (expenses)

             Interest income
               5,892          6,736     16,660    14,764

             Net Income (Loss)
               $21,434        $18,821   $54,946   $25,462
     Net Income (Loss) attributable to
             General Partners (3%)
               643            565       1,648     764
     Net Income (Loss) attributable to
             Limited Partners (97%)
               20,792         18,256    53,298    24,698
             Per Limited Partnership Interest
               Outstanding--9,004.15 Interests
               $2.31          $2.02     $5.92     $2.74

     See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP - IP
     (A Wisconsin Limited Partnership)
     Statement of Cash Flows
     (Unaudited)
                                  Six Months Ended
                                        June 30,
                              1996                1995
     Operating Activities
             Net income (loss) for the period
                              $54,945             $25,462
             Adjustments to reconcile net loss to
               net cash used in operating activities:
               Depreciation   102,354             102,204


             Changes in operating assets and
               liabilities:
               Escrow deposits & other assets
                                   5,572          12,726
               Tenant security deposits
                                        0         (400)
               Rents received in advance
                                   3,827          2,229
               Accrued expenses and other liabilities
                                   34,886         19,102


     NET CASH PROVIDED BY (USED IN)OPERATING ACTIVITIES
                                   201,585        161,323


          Investing activities:
               Additions to investment property
                                   (0)            (10,259)

          Financing activities:
               Distributions to partners
                                   (92,826)       (64,978)

                    INCREASE (DECREASE) IN CASH
                                   108,759        86,086

                    Cash at beginning of period
                                   409,508        409,508

                     CASH AT END OF PERIOD
                                   $518,267       $495,594

     See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME
     PROPERTIES
     (A Wisconsin Limited Partnership)
     Notes to Financial Statements
     (Unaudited)
     June 30, 1996

     1. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the National Real Estate Limited Partnership Income Properties annual report for the year ended December 31, 1995. Refer to the footnotes of those statements for additional details on the Partnership's financial condition. The operating results for the period ended June 30, 1996, may not be indicative of the operating results for the entire year.

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

     3.   National Realty Management, Inc. (NRMI): The
               Partnership incurred property management fees of $27,595 under an agreement with NRMI for the period presented.

     4. Real estate taxes are charged to operations based on actual taxes paid for the prior year and are adjusted for normal annual increases. Taxes for Tucson Lock-It Lockers, Phoenix Lock-It Lockers, Cave Creek Lock-It Lockers, and Northridge Commons are being accrued monthly at $4,935, $2,074, $322, and $3,451, respectively.

     5.   Changes in Partners' Equity:

     LIMITED PARTNERS
     Quarter Ended June 30, 1996
     Partner's Equity, beginning of quarter     $5,238,997
     Distributions                                         (45,021)
     Net Income (Loss)                                     20,792
     Partners' Equity, end of quarter           $5,214,768

     Limited Partner's equity is net of 29.86 interests held in treasury of ($21,671).

     Quarter Ended June 30, 1995
     Partner's Equity, beginning of quarter     $5,255,342
     Distributions                                         (31,515)
     Net Income (Loss)                                     18,256
     Partners' Equity, end of quarter           $5,242,083

     Limited Partner's equity is net of 29.86 interests held in treasury of ($21,671).


     GENERAL PARTNERS
     Quarter Ended June 30, 1996
     Partner's Equity, beginning of quarter     $(86,202)
     Distributions                                         (1,392)
     Net Income (Loss)                                     643
     Partners' Equity, end of quarter           $(86,951)

     Quarter Ended June 30, 1995
     Partner's Equity, beginning of quarter     $(85,027)
     Distributions                                         (974)
     Net Income (Loss)                                     565
     Partners' Equity, end of quarter           $(85,436)


     TOTAL
     Quarter Ended June 30, 1996
     Partner's Equity, beginning of quarter     $5,152,795
     Distributions                                         (46,413)
     Net Income (Loss)                                     33,510
     Partners' Equity, end of quarter           $5,139,892

     Quarter Ended June 30, 1995
     Partner's Equity, beginning of quarter     $5,170,315
     Distributions                                         (32,489)
     Net Income (Loss)                                     18,821
     Partners' Equity, end of quarter           $5,156,647



     6.     As outlined in the prospectus, the General
                 Partners agreed to make loans to the Partnership up to an aggregate of 3% of the gross proceeds of the offering to the extent necessary to provide distributions to the limited partners at annualized rates equal to 8% in 1985, 8.25% in 1986, and 8.5% in 1987. The loan will be repaid solely from sales proceeds, with compounding interest equal to the cost of their funds or 12%, whichever is lower. As of June 30, 1996, interest totaling $451,930 has accrued.

     7.     Northridge Commons' tenants pay monthly fixed
                 rent payments plus estimated charges for taxes, costs of insurance premiums, administrative costs, and operating expenses with respect to common areas.

     NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME
     PROPERTIES
     (A Wisconsin Limited Partnership)
     Management's Discussion and Analysis of
     Financial Condition and Results of Operations
     June 30, 1996

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

     Occupancy based upon net rentable square feet for the second quarter averaged 98.4% for Tucson Lock-It
     Lockers; 97.5% for Phoenix Lock-It Lockers; 100% for
     Northridge Commons; and 92.3% for Cave Creek Lock-It
     Lockers. This compares to an average of 98.9% for Tucson Lock-It Lockers; 98.7% for Phoenix Lock-It
     Lockers; 71.9% for Northridge Commons; and 98.1% for
     Cave Creek Lock-It Lockers during the same period of 1995.

     Rental rates were increased at Tucson, Phoenix, and Cave Creek Lock-It Lockers in April 1996. Tucson
     Lock-It Lockers updated landscaping and installed security lighting. Future projects to be completed at Tucson Lock-It Lockers include painting and additional asphalt work. Phoenix Lock-It Lockers is continuing to replace doors on units as warranted and have future projects consisting of paving and reroofing.

     Talbots, the anchor tenant, has given notice that they will not be extending their lease commencing October
     1, 1996. The corporate decision was based on closing the Talbots surplus stores which are in a secondary location. The new surplus stores are in California, Boston, and Illinois and will have 12,000 to 15,000 square feet of floor space. The Northridge store will close on September 26, 1996. Talbots currently occupies 6,792 square feet at Northridge.

     The Talbot's space is being extensively marketed.
     Additional signage is being placed on the property, commercial brokers have been contacted, ads are being run and national retailers are being contacted. There is a considerable amount of vacant retail space in strip malls in the area. Northridge Commons does have advantages over some of the competing space. The new pylon sign installed by CellularOne has given the property greater visibility and all tenants have seen an increase in business due to this signage. Talbots has a premium location on the pylon sign which will be a big incentive for a new tenant, and Northridge
     Commons tenants have direct street access.

     During the second quarter of 1996 rental revenue for Tucson Lock-It Lockers, Phoenix Lock-It Lockers, and
     Cave Creek Lock-It Lockers increased compared to the second quarter of 1995 due to increased rental rates.
     Also during the second quarter of 1996, rental revenue for Northridge Commons increased compared to the second quarter of 1995 due to a increase in occupancy at Northridge Commons.

     Operating expenses during the second quarter of 1996 increased compared to the operating expenses during the same quarter in 1995 due to maintenance costs at Tucson Lock-It and Cave Creek Lock-It Lockers.

     The Partnership continued cash distributions to its partners with distributions totaling $46,413 for the second quarter of 1996. These distributions are required to be allocated 97% to Limited Partners
     $45,021) and 3% to the General Partners ($1,392).

PART II. OTHER INFORMATION



     Item 6(b). Reports on Form 8-K

     There were no reports on Form 8-K for the quarter ended June 30, 1996.

SIGNATURES



     Pursuant to the requirements of the Securities
     Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     National Real Estate Limited Partnership
     Income Properties
     (Registrant)




     Date        /S/August 15, 1996

     /S/        John Vishnevsky
     ________________________________
     John Vishnevsky
     President and Chief Operating and
     Executive Officer
     National Development and Investment, Inc.
     Corporate General Partner


     Date       /S/August 15, 1996
     /S/        John Vishnevsky
     __________________________________
     John Vishnevsky
     Chief Financial and Accounting Officer

     Date       /S/August 15, 1996
     Stephen P. Kotecki
     __________________________________
     Stephen P. Kotecki
     President
     EC Corp
     Corporate General Partner





     F:\WPDOCS\LETTERS\NIP-2QTR.EL6