Form 10-Q
period 1996-09-30
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES
filed 1996-11-14
CIK 759857

SECURITIES AND EXCHANGE COMMISSION

     Washington, DC 20549


     FORM 10-Q


     Quarterly Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934



     For Quarter Ended September 30, 1996
     Commission File Number: 01-16874


     National Real Estate Limited Partnership
     Income Properties-II
     (Exact name of registrant as specified in its charter)





     Wisconsin
     39-1553195
     (State or other jurisdiction of
     incorporation or organization)
     (I.R.S. Employer Identification Number)



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


     (X)     Yes     (X)    No

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES-II




     INDEX




     Page

     PART I. FINANCIAL INFORMATION

     Balance Sheet (unaudited) - September 30, 1996
     and December 31, 1995 . . . . . . . . . . . . . .2

     Statement of Operations (unaudited) - Three months and
     nine months
     ended September 30, 1996 and 1995 . . . . . . . .3

     Statement of Cash Flows (unaudited) -
     Nine months ended September 30, 1996 and 1995 . .4

     Notes to Financial Statements (unaudited) . . .5-6

     Management's Discussion and Analysis of
     Financial Condition and Results of Operation. . .7


     PART II. OTHER INFORMATION AND SIGNATURES . . .8-9

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES-II
     (A Wisconsin Limited Partnership)
     Balance Sheet
     (Unaudited)
                         September 30,       December 31,
                              1996                1995
     ASSETS

       Current Assets:
          Cash           $    445,566        $    478,326
          Escrow and other deposits (Note 5)
                              11,532              0
          Accounts receivable and other assets
                              5,557                    9,671
       Other Assets:
          Investment properties, at cost
             Land                  516,590             516,590
             Buildings and improvements
                              4,146,875           4,145,090

                              4,663,466           4,661,680
             Less accumulated depreciation
                              1,231,890           1,125,982

                              3,431,575           3,535,698

       Intangible Assets:
        Debt issue costs, net of accumulated amortization
        of $5720 as of December 31, 1996 and
        $3,700 as of December 31, 1995
                              842                 2,357

                         $    3,895,073      $    4,026,052

     LIABILITIES AND PARTNERS' CAPITAL

     Liabilities:
          Accrued expenses and other liabilities
                         $    (15,045)       $    926
          Tenant security deposits
                              26,440              26,050
          Mortgage notes payable (Note 6)
                              459,021             491,333
          Rent received in advance
                              16,157              10,017

                              486,573             528,326
     Partners' Capital (Note 3):
          General Partners (deficit)
                              36,088              33,579
          Limited Partners
          (authorized----40,000 Interests;
                              3,372,411           3,464,147
          outstanding--20,653.69)
                              3,408,500           3,497,726

                         $    3,895,073      $    4,026,052

          See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROERTIES-II
     (A Wisconsin Limited Partnership)
     Statement of Operations
     (Unaudited)
               Three Months Ended       Nine Months ended
                      September 30,
     September 30,
               19965               19954          19965          19954

     Income:
          Operating Income
          $175,431       $183,849       $531,991  $563,661


          175,431        183,849        531,991   563,661

     Operating expenses:
          Operating
          86,398         79,674         260,525   237,799

          Administration
          29,731         26,898         97,503    85,227

          Depreciation and amortization
          35,808         35,620         107,423   106,858

          Interest (Note 6)
          12,273         17,001         50,700    40,009

          164,210        160,073        502,220   470,773


     Income (Loss) from operations
          11,221         23,776         29,771    92,888


     Other income (expense):
          Interest and other income
          7,980               12,091         20,416    25,613


        Net Income/(Loss)
          $19,201        $35,867        50,186    118,501


     Net Income/(Loss) attributable to
          General Partners (5%)
          $960           $1,793         2,509          5,925

     Net Income/Loss attributable to
          Limited Partners (95%)
          $18,241        $34,074        47,676    112,576

          Per Limited Partnership
            Interest outstanding-20,053.00
          $0.00               $1.06               2.31      5.46


     See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES-II
     (A Wisconsin Limited Partnership)
     Statement of Cash Flows
     (Unaudited)
                                Nine Months Ended
                                    September 30,
                              1996           1995
     Operating Activities:
              Net income (loss) for the period
                              $50,186        $118,501
           Adjustments to reconcile net loss to
            net cash used in operating activities:
               Depreciation and amortization
                              105,908        105,344
               Amortization of debt issue costs
                              1,515               1,515
               Gain on retirement of personal property
                              0              793
           Changes in operating assets and
             liabilities:
               Escrow deposits and other assets
                              (7,418)        3,030
               Rents received in advance
                              6,140               1,609
               Accrued expenses and other liabilities
                              (15,971)       (570)
               Tenant security deposits
                              390            (550)
               Accrued real estate taxes
                              0              0

                    NET CASH PROVIDED BY (USED IN)
                      OPERATING ACTIVITIES
                              140,750        229,672

     Investment activity:
               Additions to investment property
                              (1,786)        (5,556)

     Financing activities:
               Distributions to partners
                              (139,412)      (92,942)
               Proceeds from mortgage note payable
                                   0              0
               Payments on mortgage note payable
                              (32,312)       (33,000)

     NET CASH PROVIDED BY FINANCING ACTIVITIES
                              (171,725)      (125,942)

     INCREASE (DECREASE) IN CASH
                              (32,760)       98,174

     Cash at beginning of period
                              478,326        369,244
     CASH AT END OF PERIOD
                              $445,566       $467,418

     See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES-II
     (A Wisconsin Limited Partnership)
     Notes to Financial Statements
     (Unaudited)
     September 30, 1996


     1. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the National Real Estate Limited Partnership Income Properties-II annual report for the year ended December 31, 1995. Refer to the footnotes of those statements for additional details of the Partnership's financial condition. The operating results for the period ended September 30, 1996 may not be indicative of the operating results for the entire year.

     2. National Real Estate Limited Partnership Income Properties-II (the "Partnership") was organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated June 5, 1986, to acquire primarily existing commercial and residential real properties and hotels. John Vishnevsky and National Development and Investment, Inc., have contributed the sum of $1,000 to the Partnership as General Partners. The Limited Partnership Agreement had authorized the issuance of 40,000 Limited Partnership Interests (the "Interests") at $250 per Interest with the offering period running from August 18, 1986 through August 18, 1988. On August 18, 1988, the Partnership concluded its offering and capital contributions totaled $5,163,031 for 20,653.69 Limited Partnership Interests.

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

     3.   Changes in Partners' Equity:

     LIMITED PARTNERS
     Quarter Ended September 30, 1996
     Partners' Equity, beginning of quarter  $3,400,641
     Distributions                           (46,471)
     Net Income (Loss)                       18,240
     Partners' Equity, end of quarter        $3,372,410


     Quarter Ended September 30, 1995
     Partners' Equity, beginning of quarter  $3,476,549
     Distributions                           (30,981)
     Net Income (Loss)                       32,274
     Partners' Equity, end of quarter        $3,477,842


     GENERAL PARTNERS
     Quarter Ended September 30, 1996
     Partners' Equity, beginning of quarter  $35,128
     Distributions                           --
     Net Income (Loss)                       960
     Partners' Equity, end of quarter        $36,088


     Quarter Ended September 30, 1995
     Partners' Equity, beginning of quarter  $23,634
     Distributions                           --
     Net Income (Loss)                       1,699
     Partners' Equity, end of quarter        $25,333


     TOTAL
     Quarter Ended September 30, 1996
     Partners' Equity, beginning of quarter  $3,435,769
     Distributions                           (46,471)
     Net Income (Loss)                       19,200
     Partners' Equity, end of quarter        $3,408,498


     Quarter Ended September 30, 1995
     Partners' Equity, beginning of quarter  $3,500,183
     Distributions                           (30,981)
     Net Income (Loss)                       33,973
     Partners' Equity, end of quarter        $3,503,175


     4.   National Realty Management, Inc. (NRMI): The
               Partnership incurred property management fees of $28,145 under an agreement with NRMI for the nine month period ended September 30, 1996.

     5. The mortgage note payable is secured by Amberwood Apartments. Monthly principal and interest payments are required in amounts sufficient to fully amortize the loan over 15 years. The interest rate is adjustable annually at 1.5% plus First Michigan Bank prime rate and is currently at 10.25%. The note matures on March 1, 1997. Maturities of the mortgage from 1996 to 1997 based on the current accrual rate, are as follows:
               $44,000, and $447,333.


     NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES-II
     (A Wisconsin Limited Partnership)
     Management's Discussion and Analysis of
     Financial Condition and Results of Operations
     September 30, 1996

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

     Amberwood's occupancy rate for the third quarter of 1996 was 96.5%. Cave Creek Lock-It Lockers' occupancy during the same period was 94.2% based on net rentable square footage. During the comparable period in 1995 occupancy rates were 100% for Amberwood and 98% for Cave Creek Lock-It Lockers.

     Total operating revenues for Cave Creek Lock-It Lockers in 1996 are in line with the comparable period of 1995. Total operating revenue for Amberwood Apartments decreased due to higher vacancies. Operating expenses have increased over the same quarter of 1995 due to increased maintenance expense at Amberwood Apartments and Cave Creek Lock-It Lockers. Interest expense remained in line with the same quarter of 1995.

     The distributions have increased to $2.25 per share per quarter and totaled $46,470.80 for the third quarter. These distributions are required to be allocated 100% to the Limited Partners, as outlined in the prospectus.

PART II. OTHER INFORMATION



     Item 6(b). Reports on Form 8-K
          There were no reports on Form 8-K for the quarter ended September 30, 1996.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange
     Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     National Real Estate Limited Partnership
     Income Properties-II
     (Registrant)



     Date   November 15, 1996
     /S/   John Vishnevsky
     John Vishnevsky
     President and Chief Operating and
     Executive Officer
     National Development and Investment, Inc.
     Corporate General Partner


     Date  /S/November 15, 1996
     /S/   John Vishnevsky
     John Vishnevsky
     Chief Financial and Accounting Officer



     Date  /S/November 15, 1996
     Stephen P. Kotecki
     Stephen P. Kotecki
     President
     EC Corp
     Corporate General Partner





     F:\WPDOCS\LETTERS\NIP2-3QT.EL6