Form 10-K
period 1996-12-31
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES
filed 1997-03-31
CIK 759857

SECURITIES AND EXCHANGE COMMISSION
     Washington, DC  20549

     FORM 10-K

     Annual Report Pursuant to Section 13 or 15(d) of
     The Securities Exchange Act of 1934

     For the Fiscal Year Ended December 31, 1996
     Commission file: #0-14453

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

     State the aggregate market value of the securities held by non-affiliates of the Registrant as of February 28, 1997: indeterminate value as there is no market.*
     *For purposes of this disclosure only.

     The number of Limited Partnership interests outstanding as of February 28, 1997: 9004.15

     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual report to the Partners for the year ended December 31, 1996 are incorporated by reference into Parts I, II, III, and IV.

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

                   8.    Financial Statements and Supplementary Data 5

                   9.    Disagreements on Accounting and Financial
                              Disclosure 5

     PART III

                  10.    Directors and Executive Officers of the
                              Partnership 6

                  11.    Executive Compensation 9

                  12.    Security Ownership of Certain Beneficial
                              Owners and
                         Management10

                  13.    Certain Relationships and Related
                              Transactions10


     PART IV

                  14.    Exhibits, Financial Statements, Schedules,
                              and Reports
                         on Form 8-K1  1

PART I


     Item 1. Business

     "Business" on pages 1 and 2 of the Partnership's annual report to Partners for the year ended December 31, 1996 is incorporated herein by reference.


     Item 2. Properties

     "Properties" on pages 2 through 3 of the Partnership's annual report to Partners for the year ended December
     31, 1996 is incorporated herein by reference.


     Item 3. Legal Proceedings

     "Legal Proceedings" on page 3 of the Partnership's annual report to Partners for the year ended December
     31, 1996 is incorporated herein by reference.


     Item 4. Submission of Matters to a Vote of Security
     Holders for the Quarter Ended December 31, 1996

     No matters have been submitted to a vote of security holders during the fourth quarter ended December 31, 1996.

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

PART II


     Item 5. Market for the Partnership's Securities and
     Related Security Holder Matters

     a) Market Information

     The Partnership's only authorized equity securities are Limited Partnership Interests ("Interests"). As of December 18, 1986, the Partnership concluded its offering of Interests and 9,034.01 Interests had been sold to the public at a price of $1,000 per Interest. Management is not aware of a public trading market having been developed for the Interests. The Partnership does provide a repurchase pool whereby the limited partners may tender their limited partnership interests back to the Partnership at a specified price. Tenders are accepted semi-annually if they meet the criteria established by the General Partners. As of December 31, 1996, 29.86 Interests have been repurchased and are held in Treasury.

     b) Security Holders

     Title of Class
     Limited Partnership Interests

     Number of Record Holders (as of February 28, 1997)
     1,155

     Number of Interests (as of February 28, 1997)
     9,004.15

     c) Dividends or Similar Distributions

     Cash distributions to Limited Partners depend upon attaining and thereafter maintaining operating income and expenses of the Partnership at levels permitting distributions. Distributions of cash, if any, will be made from: (i) Cash Available for Distribution; (ii) cash from property sales; and (iii) cash from Partnership reserve accounts.

     "Cash Available for Distribution" is defined in the Partnership Agreement to include Cash Flow from the Partnership less amounts set aside for Reserves plus, through 1987, the amount of any General Partner Loan for such period. "Cash Flow" is defined as the Partnership's cash funds provided from operations and Reserves, including lease payments on net leases from builders and sellers, without deductions for depreciation, but after deducting cash funds used to pay all Operating Expenses, deferred fees, other expenses, debt payments, capital improvements and replacements. Mr. Vishnevsky, as Individual General Partner was required to loan funds to the Partnership quarterly to the extent necessary to make Cash Available for Distribution to Limited Partners equal to 8% in 1985, 8.25% in 1986, and 8.5% in 1987, up to a
     maximum loan of 3% of the gross proceeds of the offering. Through December 31, 1995, the Individual General Partner loaned $271,020 to the Partnership under this commitment, which is the maximum amount under the commitment. This commitment expired December 31, 1987. The Individual General Partner shall be repaid with interest equal to 12% or the prime rate plus two percentage points, whichever is lower, solely from sale proceeds. The Partnership continued cash distributions in 1996 with an aggregate of $180,084 and $5,568 to its Limited Partners and General Partners, respectively. Distributions for 1996 were at a rate that equaled 2.0% on the Limited Partners' capital investment. The General Partners anticipate that the Partnership will continue to make cash distributions to its Limited Partners in 1997, though the level of such cash distributions will be dependent upon the results of property operations and there can be no assurance as to the amount, if any, that may be distributed.

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


     Item 6. Selected Financial Data

     "Selected Financial Data" on page 4 of the Partnership's annual report to Partners for the year ended December 31, 1996 is incorporated herein by reference.


     Item 7. Management's Discussion and Analysis of
     Financial Condition and Results of Operations

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 7 of the Partnership's annual report to Partners for the year ended December 31, 1996 is incorporated herein by reference.


     Item 8. Financial Statements and Supplementary Data

     The financial statements included on pages 8 through 19 of the Partnership's annual report to Partners for the year ended December 31, 1996 are incorporated herein by reference. The Partnership is not required to report quarterly results of operations or supplementary information on the effects of changing prices.


     Item 9. Disagreements on Accounting and Financial
     Disclosure

     There were no disagreements with Ernst and Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III


     Item 10. Directors and Executive Officers of the
     Partnership

     (a-b) Identification of Directors and Executive
     Officers

     The Partnership has no directors or officers. The General Partners of the Partnership are John Vishnevsky; National Development and Investment, Inc. ("NDII"), a Wisconsin corporation of which Mr. Vishnevsky is the majority stockholder; and EC Corp., a Wisconsin corporation of which Stephen P. Kotecki is the majority stockholder. The address of Mr. Vishnevsky and NDII is 9800 West Bluemound Road, Milwaukee, Wisconsin, 53226-4353, telephone (414) 453-3498. The address of EC Corp. is 9800 West Bluemound Road, Milwaukee, Wisconsin, 53226-4353, telephone (414) 453-6764.

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

     100%
     NATIONAL SELECTED SECURITIES CORP.
     Security Sales


     (2)
     NRMI
     Partnership and Property Management Acquisition &
     Brokerage

     (3)
     VICTOR CONSTRUCTION INC.
     Building Contractor




     (1)  The ownership of EC Corp. is held by Mr. Stephen
               P. Kotecki (100%).

     (2) The ownership of NRMI is held by Mr. Edward Carow (51%), Ms. Stasia Vishnevsky (25%), and Mr. Jeffrey Wussow (24%). It is anticipated that the services of NRMI will continue to be available to the Partnership under the terms and conditions described in the Prospectus.

     (3) The ownership of Victor Construction, Inc. is held by Mr. Edward J. Bushman (89%), Mr. Mark Clements (9%), and Mr. Mark Bruechel (2%). It is anticipated that the services of Victor will continue to be available to the Partnership under the terms and conditions described in the Prospectus.

(d) Family Relationships

     Ms. Stasia Vishnevsky, part owner and Secretary of NRMI, is the daughter of John Vishnevsky and is married to Jeffrey Wussow, part owner and Vice President of NRMI.

     (e) Business Experience

     The experience of the officers and directors of the Corporate General Partners includes the following:

     John Vishnevsky, President and Director of NDII, (age
     73) is a graduate of Marquette University. For over 38 years he has been involved in real estate related activities such as land development, residential, apartment, and commercial construction, property management, and the structuring of limited partnerships. Mr. Vishnevsky has directed companies that have developed or constructed projects with a current market value of over $100 million. He, corporate entities he controls, or both, act as general partner for all NDII limited partnerships. These partnerships have sold in excess of $160 million of limited partnership interests. Mr. Vishnevsky is licensed as an insurance broker, a real estate broker, and a securities principal and he has lectured frequently and has taught courses in real estate at the University of Wisconsin-Milwaukee. He has appeared as a guest on television and radio programs related to real estate investments. Mr. Vishnevsky is author of the books: The Art of Financial Independence, The Phantom Yield of Real Estate Investment, The Great Real Estate Disaster... The Greatest Real Estate Opportunity, Getting to Know You, Releasing Your Creativity, and Principles.

     Stephen P. Kotecki, Vice President and Director of NDII, and President, Treasurer, and Director of EC Corp. (age 46) is a General Securities Registered Representative, multi-line licensed insurance agent and entrepreneur. He is the sole stockholder of EC Corp. Mr. Kotecki holds a Bachelor of Science Degree with a major in Political Science from the University of Wisconsin-Whitewater, and a Master of Science Degree in Urban Affairs from the University of Wisconsin-Milwaukee. Mr. Kotecki directed research for the American Federation of State, County and Municipal Employees' District Council in Milwaukee County for over four years. Mr. Kotecki further has experience as a Regional Criminal Justice Planner and as a Housing Evaluation Specialist. As a college instructor Mr. Kotecki lectured courses in Business and Industrial Relations, Marketing and Investments for over three years.

     Thomas P. Rielly, Vice President, Secretary and Director of EC Corp., (age 49) is a licensed general securities principal and a financial and operations principal. Mr. Rielly has been an active participant in the financial services industry for 23 years. His diverse financial services experience includes professional assignments in the areas of venture capital, business planning and venture formation, investment banking, asset management and securities placement. Mr. Rielly has been associated with National Development and Investment, Inc., related companies, and Mr. Vishnevsky for over 10 years.

     Other personnel of the General Partners, affiliates, or other entities who were significantly involved in the Partnership's affairs include the following:

     Edward Carow, President of NRMI, (age 37) has over 18 years experience and an extensive background in property management, acquisitions, partnership management, loan workouts, refinancing, and property sales. Mr. Carow is a licensed real estate broker and holds the CPM (Certified Property Manager) designation. Mr. Carow attended the University of Wisconsin for business, the Waukesha County Technical College for real estate and he continues to attend trade conferences and lectures. He has taught courses in property management and real estate investments for Milwaukee Area Technical College. He is a member of the Executive Council of the Institute of Real Estate Management and was the 1992 President. Some of his current other commitments include the International Affairs Committee of the Institute of Real Estate Management, the Publishing Committee of the Institute of Real Estate Management and the Advisory Board at the Waukesha County Technical College.

Stasia Vishnevsky, Secretary and Media Director of
     NRMI, (age 31) supervises marketing, public relations, and advertising for NRMI-managed properties. Ms.
     Vishnevsky also produces corporate training and operations manuals, newsletters, and training seminars.
     She attended Elmhurst College for English, and
     Marquette University for Broadcast Communications.

     Joan Jenstead, Director of Property Operations, (age
     62) has been involved in the management of over ten thousand apartment units in addition to commercial and condominium management nationwide. She is a Certified
     Property Manager and a Wisconsin licensed real estate broker. Ms. Jenstead attended the University of North
     Dakota, majoring in Business. In 1984, she was responsible for the recognition of NRMI as an Accredited Management Organization (AMO) by the
     National Institute of Real Estate Management, (IREM).
     In 1988, she served as President of the Institute of Real Estate Management. She is also a member of the national faculty of IREM, a faculty member of the Milwaukee Area Technical College, and a past President of the Board of Directors for the state of Wisconsin
     Technical College Trustee Association. In 1990, Ms.
     Jenstead was recognized for her accomplishments in higher education in "Profiles in Success" published by the National Center for Higher Education. In 1994 she was elected to a three year term as a director on the National Board of the Association of Community College
     Trustees.

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

     Pursuant to the terms of the Limited Partnership Agreement, net profits and losses from operations and Cash Available for Distribution are allocated 97% to the Limited Partners and 3% to the General Partners. For such 3% interest, the General Partners contributed $6,000 to the Partnership. For the fiscal period ended December 3l, 1996, this interest resulted in net taxable income to the Individual General Partner in the amount of approximately $4,327. Cash distributions of $5,568 were made to the Individual General Partner.

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

     The Partnership is engaged in various transactions involving affiliates of the General Partners, as described in the Prospectus. Notes 2 and 6 of the Partnership's financial statements of the annual report to Partners for the year ended December 31, 1996 is incorporated herein by reference.

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

     (a) Persons or groups known by the Partnership to own beneficially more than 5% of the outstanding Interests of the Partnership are indicated below:


     Title of Class
     Limited Partnership Interests

     Name of Beneficial Owner
     Thea J. Peterson

     Amount and Nature of Benefiial Ownership
     500 Interests
     Sole and Joint Investment Power

     Percent of Class
     5.55%


     (b) By virtue of its organization as a limited partnership, the Partnership has no officers or directors. The General Partners are responsible for management of the Partnership, subject to certain limited democracy rights of the Limited Partners described in the Limited Partnership Agreement. Persons or entities performing functions similar to those of officers and directors of the Partnership, beneficially own, in the aggregate, the following Interests of the Partnership as of February 28, 1997.


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

     Item 13. Certain Relationships and Related Transactions

     Neither the General Partners nor their affiliates were indebted to the Partnership during the year ended
     December 31, 1996.

     There were no transactions with management other than the Partnership's transactions with the General
     Partners and affiliates, as described in this report at Items 10 and 11.

PART IV

     14. Exhibits, Financial Statements, Schedules, and
     Reports on Form 8-K


     (A)  1.   Financial Statements.

     a)   Financial Statements and Report of Independent
               Auditors (incorporated by reference from pages 8 through 19 of the Partnership's annual report to Partners for the year ended December 31, 1996).

     (i)  Report of Independent Auditors

     (ii) Balance Sheets, December 31, 1996 and 1995

     (iii)     Statements of Income, Years Ended December
                    31, 1996, 1995, and 1994

     (iv) Statements of Partners' Capital, Years Ended
               December 31, 1996, 1995, and 1994

     (v)  Statements of Cash Flows, Years Ended December 31,
               1996, 1995, and 1994

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


     (B)  Reports on Form 8-K for the Quarter ended December
     31, 1996

     There were no reports on Form 8-K filed during the fourth quarter ending December 31, 1996.

(C)  Exhibits
     3(a) Limited Partnership Agreement, incorporated by
               reference from Prospectus previously filed with
               Registration Statement 2-95072 on Form S-11
               effective January 31, 1985.
     3(b) Certificate of Limited Partnership incorporated by
               reference from Exhibit 3B Registration Statement
               2-95072 on Form S-11 filed December 20, 1984.
     4    Subscription Agreement Evidencing Ownership of a
               Partnership Interest, incorporated by reference
               from Prospectus previously filed with Registration
               Statement 2-95072 on Form S-11 effective January
               31, 1985.
     10(a)     Consulting Fee Agreement between the
                    Partnership and NDII dated January 31, 1985,
                    incorporated by reference from 1985 10-K
                    filed March 28, 1986.
     10(b)     Property Management Agreements between
                    Partnership and NRMI and between NRMI and
                    Equity Management Corporation Lock-It Lockers Tucson, incorporated by reference from 1985 10-K filed March 28, 1986.
     10(c)     Acquisition Agreement between the Partnership
                    and NDII dated January 31, 1985, incorporated by reference from 1985 10-K filed March 28, 1986.
     10(d)     Organization Expense Agreement between the
                    Partnership and NDII dated January 31, 1985,
                    incorporated by reference from 1985 10-K
                    filed March 28, 1986.
     10(e)     Contracts for Acquisition of Assets
     (1)  With respect to Lock-It Lockers Mini-Warehouse,
     Tucson, Arizona: Incorporated by reference from Exhibit
     2-1 to periodic report on Form 8-K dated May 7, 1985;
     July 9, 1985; August 9, 1985; and September 13, 1985.
     (2) With respect to Lock-It Lockers Mini-Warehouse, Phoenix, Arizona: Incorporated by reference from
     Exhibit 2-1 to periodic report on Form 8-K dated
     January 1, 1986; February 1, 1986; and April 2, 1986.
     (3)  With respect to Cave Creek Mini-Warehouses,
     Phoenix, Arizona: Incorporated by reference Exhibit 2-1
     to periodic report on Form 8-K dated April 30, 1987.
     (4)  With respect to Northridge Commons Shopping
     Center, Milwaukee, Wisconsin: Incorporated by reference
     Exhibit 2-1 to periodic report on Form 8-K dated May
     28, 1987.
     10(f)     Escrow Agreement dated January 31, 1985,
                    incorporated by reference from Exhibit 10 to
                    Amendment No. 1 to Registration Statement
                    2-95072 effective January 31, 1985.
     10(g)     Property Management Agreement between
                    Partnership and NRMI and between NRMI and
                    Equity Management Corporation, Lock It
                    Lockers, Phoenix, Arizona: Incorporated by
                    reference from 1986 10-K filed March 28,
                    1987.
     10(h)     Management Consulting Delegation of Duties
                    Agreement between General Partners and NRMI
                    dated May 28, 1991. Incorporated by reference from the 1991 10-K filed March 27, 1992.
     10(i)     Co-General Partner Agreement incorporated by
                    reference from Exhibit 5-1 to periodic
                    reports on 8-K dated July 26, 1991.
     10(j)     Property Management Agreement between
                    Partnership and NRMI, dated July 1, 1991.
                    Incorporated by reference from the 1991 10-K
                    filed March 27, 1992.
     11   Not applicable, see Item 6 of this report.
     12   Not applicable
     *13  National Real Estate Limited Partnership Income
               Properties 1996 annual report to Partners is
               included as an exhibit hereto for those portions
               of such annual report specifically incorporated by
               reference elsewhere herein. Such annual report is
               deemed not to be filed as part of this Report.
     18   Not applicable
     19   Not applicable
     22   Not applicable
     23   Not applicable
     *24  Consent of Independent Auditors filed with this
               report.
     25   Not applicable
     (D) Financial Statement Schedules There are no schedules to be included herein.

     *    Filed with this Report.

Exhibit 24


     CONSENT OF ERNST & YOUNG LLP,
     INDEPENDENT AUDITORS



     We consent to the incorporation by reference in this Annual Report (Form 10-K) of National Real Estate
     Limited Partnership Income Properties of our report dated January 17, 1997, included in the 1996 Annual
     Report to Partners of National Real Estate Limited
     Partnership Income Properties.




     /S/ ERNST & YOUNG LLP

     Milwaukee, Wisconsin
     March 24, 1997

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES
     (Registrant)




     Dated: March 7, 1997

     By: /S/        John Vishnevsky

     ________________________________
     John Vishnevsky
     President and Chief Operating and
     Executive Officer
     National Development and Investment, Inc.
     Corporate General Partner


     Dated: March 7, 1997

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

     March 7, 1997
     (dated)

     /S/ Stephen P. Kotecki

     Stephen P. Kotecki
     Vice President, Secretary,Treasurer and Director
     National Development and Investment, Inc.

     March 7, 1997
     (dated)

     /S/ Stephen P. Kotecki

     Stephen P. Kotecki
     President, Treasurer and Director
     EC Corp.

     March 7, 1997
     (dated)


     /S/ Thomas Rielly

     Thomas Rielly
     Vice President, Secretary and Director
     EC Corp

     March 7, 1997
     (dated)



     * The indicated positions are held in the Corporate
     General Partners of the Registrant.



     B:\NIP-ANNL.EL6

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES


     Business

     The Registrant, National Real Estate Limited
     Partnership Income Properties (the "Partnership"), is a limited partnership organized under the Wisconsin Revised Uniform Limited Partnership Act pursuant to a Certificate and an Agreement of Limited Partnership, each dated December 18, 1984. As of December 31, 1996, the Partnership consisted of an Individual and two Corporate General Partners and 1,158 Limited Partners owning 9,004.15 limited partnership interests (the "Interests") acquired at a public offering price of $1,000 per Interest ($9,024,556 net of affiliate discounts). The Interests were sold commencing
     January 31, 1985, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #2-95072) as amended. The offering of interests was concluded on December 18, 1986. The Individual General Partner is John Vishnevsky and the Corporate General Partners are National Development and Investment, Inc. ("NDII"), a Wisconsin corporation and EC Corp., a Wisconsin corporation. All management decisions are the responsibility of the General Partners.

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

     The Partnership is not dependent upon any single tenant for its operating success except at Northridge Commons where one tenant occupied 32.7% of the total rentable square footage and a new tenant will rent 42.3%. The Partnership does not foresee any events or market trends which would have a materially adverse affect upon the Partnership's revenues, except for increased competition for tenants, which is discussed in the section entitled Results of Operations of this report.

     During 1996, the Partnership employed three full-time and eight part-time on-site personnel in the following capacities: four managers, three rental agents and four cleaning/maintenance persons. In addition, due to the centralized nature of the Partnership's accounting and management systems, another 22 employees provided various accounting and management services to this and other partnerships. These persons worked an average of approximately each 2.0 hours per week for this Partnership. Detailed time records of all personnel are maintained which form the basis for charges to the Partnership. All on-site and partnership employees are supervised by NRMI under its Management Consulting Delegation of Duties and Property Management Agreements with the Partnership.

     The Partnership is engaged solely in the business of investing in and managing real estate. Its business is believed by management to fall entirely within a single industry segment. The business of the Partnership is not seasonal, although the Partnership's properties may experience cyclical fluctuations in occupancy levels in the rental markets where they are located.

     The General Partners are general partners for other limited partnerships that have invested in real estate which may be competitive with the Partnership.

     There may be conflicts of interest between the Partnership and the General Partners at such time as the Partnership attempts to sell its properties or may compete for tenants with the Partnership's investments. If properties are being sold, the General Partners will attempt to give equal exposure to competing properties and will sell solely on the basis of purchaser preference. The General Partners will establish asking price based upon market conditions. The General Partners will follow a policy of renting first on the basis of the tenants' preference and then on the basis of greatest vacancy. In the hiring of resident building mangers, the General Partners will follow a policy of filling the oldest vacancy first.

     The Partnership, by virtue of its ownership in real estate, is subject to federal and state laws and regulations covering various environmental issues. The
     General Partners are not aware of any potential liability related to environmental issues or conditions that would be material to the Partnership.

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

     Cave Creek Mini-Warehouse

     Cave Creek Mini-Warehouse is located at 1201 East Cinnabar Avenue, Phoenix, Arizona, on approximately 1.7 acres (the "Complex"). The 747 unit complex consists of three individual one story and two individual two story buildings. The Partnership's acquisition consists of one one-story building and part of one two-story building of the Project, of which construction was completed in 1985. The Partnership has an interest in the remaining portions of the Project for access and use of the business office facilities. National Real Estate Limited Partnerships Income Properties II, another limited partnership of which the General Partners are general partners, owns the other portion. Security in the Project is provided by a resident manager and a fenced perimeter with single-gate access.

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

     Northridge Commons

     Northridge Commons is a community shopping center located at 8310-8360 West Brown Deer Road, Milwaukee, Wisconsin, on an outparcel at a major entrance to Northridge Mall, a 1,100,000 square foot regional mall, making Northridge Commons part of a shopping cluster. Constructed in 1981, Northridge Commons is a masonry building consisting of 7 retail service outlets. Most of the building is 100 feet deep, creating store dimensions of 20'x100' and 25'x100'. Northridge Commons has an aggregate of approximately 20,780 net rentable square feet. All current tenant leases are "triple net" agreements. Asking rents are $8.00 per square foot triple net leases, which is in line with the competition.

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

     The General Partners feel that the Partnerships is adequately covered by insurance on the properties.

     Legal Proceedings

     The Partnership is not a party to any material pending legal proceedings.

     Selected Financial Data

     As of and for the Year Ended December 31

     Selected Statement Data: 1996           1995
     1994           1993           1992

     Operating Revenues       $994,793       $944,538
     $812,522       $790,615       $762,349
     Operating Expenses       901,269        879,266
     772,026        771,343         761,310
     Income from Operation    93,524         65,272
     40,496         19,272         1,039
     Other Income             35,053          26,473
     12,256         6,958          5,058
     Provision for Impairment
     loss on investment
     property                 (785,000)


     Net Income               $(656,423)     $ 91,745
     $ 52,752       $ 26,230       $   6,097

     General Partners' Share
     of Net Income            $ (19,693)     $ 2,752
     $  1,583       $     787           $     183
     Limited Partners' Share
     of Net Income            (636,730)       88,993
     $51,169        25,443          5,914
     Net Income per Limited
     Partnership Interest     (70.74)        9.88
     5.66      2.82      .66
     Distribution per Limited
     Partnership Interest     20.00          15.50
     14.00     14.00     14.00


     Selected Balance
     Sheet Data:

     Total Assets             $5,202,355     $5,972,760
     $5,968,526     $5,999,173     $6,045,501
     Notes & Accrued
     Interest to the
     General Partner          $780,464       $704,591
     $632,374       $577,903       $533,566
     Partners' Capital        $4,301,952     $5,144,027
     $5,196,163          $5,273,368          $5,377,095
     Number of Properties         4              4
     4                4             4

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

     The Partnership does not have any permanent, long-term financing nor any other financing on its investment properties and does not intend to incur any during the Partnership's life. The Partnership plans capital expenditures for roof replacement and repairs for Northridge Commons and Phoenix Lock-it-Lockers in 1997. Painting is planned at Cave Creek and Phoenix Lock-It Lockers. Asphalt work is scheduled to be done at Cave Creek and Tucson Lock-It Lockers. These expenditures will cost approximately $50,000 and will be funded from the cash flow of operations. The Partnership does not have any other present or planned material commitments for ordinary maintenance.

     The General Partners committed to make loans to the Partnership to the extent necessary for the Partnership to make cash distributions to the Limited Partners equal to 8% in 1985, 8.25% in 1986, and 8.5% in 1987.
     However, the maximum the General Partner was required to loan was equal to 3% of the gross offering proceeds. Through December 31, 1996, the Individual General Partner loaned $271,020 to the Partnership under this commitment, which is the maximum amount under the commitment. The General Partners' loan shall be repaid with interest equal to 12% or the prime rate plus two percentage points, whichever is lower, solely from sale proceeds of the investment properties. As of December 31, 1996, $509,444 of interest had accrued on the General Partners' loan. During 1995, the Partnership continued distributions with a total of $180,084 to its Limited Partners and $5,568 to the General Partners. The distributions for 1996 equalled 2% of the Limited Partners investment. The pay rates prior to 1988 were supplemented by the General Partner Loans, as described above, and the operating results of the properties have not advanced as originally projected. The Partnership's ability to maintain and or increase distributions or to pay the loan during 1997 is dependent upon the results of property operations or sales of properties and therefore no assurance as to the distribution amount, if any, or the loan payment can be made.

     Cash generated by the Partnership's investment properties and the sale of such properties are expected to provide funds for the Partnership liquidity needs and any cash distributions to the Limited Partners.

     Results of Operations

     The Partnership operated four investment properties during 1996. The Partnership began operations in 1985 and made additional property purchases in 1986 and 1987.

     Rental rates at Tucson Lock-It Lockers ranged from $25 to $155 in 1996, depending on the size of the unit, compared to $19 to $150 in 1995 and $13 to $143 in 1994. Occupancy during December 1996 at Tucson Lock-It Lockers was 94.4%, which is comparable to December 1995 at 97.3% and December 1994 at 97.9%. Average occupancy at Tucson Lock-It Lockers was 95.48% during 1996, compared to 98.9% in 1995 and 98.7% in 1994. Marketing efforts are directed primarily toward Yellow Pages advertising.

     Rental rates are based on unit size at Phoenix Lock-It
     Lockers and ranged from $11 to $235 in 1996, from $11 to $225 in 1995, and $13 to $235 in 1994. December occupancy in 1996 was 95.8%, while in 1995 and 1994 it was 98% and 97% respectively. Average annual occupancy at the property has increased with rates of 97%, 99% and 98% in 1996, 1995 and 1994, respectively.
     Management uses the Yellow Pages for advertising. The staff also visits local businesses.

     At Cave Creek Lock-It Lockers asking rents as of December 31, 1996 ranged from $15 to $135, based on unit size compared to $10 to $165 in 1995 and $9 to $165 in 1994. December occupancy in 1996 was 96.2%, 96.2% in 1995, and 98.5% in 1994. Average annual occupancy was 94%, 98%, and 98% in 1996, 1995, and 1994 respectively. Marketing efforts are directed primarily through the use of Yellow Pages advertising.

     Northridge Commons experienced average annual occupancy of 91.8% during 1996, compared to 86% in 1995, and 60% in 1994. Occupancy for December 1996 was 67.2%. This compares to the December rate of 100.0% in 1995 and 64% in 1994. Average occupancy in the immediate area for 1996 was 65%. There has been an increase of crime in the area. Northridge Commons had remained relatively fully occupied until the fourth quarter when Talbot's, the anchor tenant, lease ended. Due to the vacancy in the area and the loss of Talbot's, the General Partners determined that an impairment to the property has occurred. Accordingly a provision for impairment loss of approximately $785,000 has been charged to operation in 1996. For further discussion see Note 4 of the Partnership's Audited financial statements for the year ended 1996.

     Revenues for Tucson Lock-It-Lockers increased in 1996 compared to 1995 due to higher rental rates. Expenses increased mostly due to garage door replacement and lintel replacements. Revenues for Tucson Lock-It-Lockers increased in 1995 compared to 1994 because of higher rental rates and improved collection. Expenses increased due to higher personnel, administrative, and real estate taxes. Overall 1995 net operating income was higher than 1994.

     1996 net operating income at Phoenix Lock-It Lockers has increased compared to 1995 as rental rates were increased. 1996 operating expenses rose compared to 1995 due to increased renovations and maintenance expenses. In 1995, net operating income of Phoenix Lock-It-Lockers was higher in comparison to 1994 due to an increase in rental rates. In 1995, operating expenses rose compared to 1994 due to increased renovations and personnel expenses.

     1996 net operating income at Cave Creek remained in line with 1995. Overall operating expenses have increased compared to 1995 due to increases in administrative expense. In 1995, net operating income of Cave Creek Lock-It-Lockers increased over 1994 as rental rates increased. 1995 operating expenses increased compared to 1994 due to increased maintenance expense.

     Northridge Common's revenues in 1996 increased slightly over 1995. Operating expenses in 1996 were lower than 1995 expenses due to a decreases in property taxes, renovation costs and administrative expense. Revenues increased in 1995 compared to 1994 due to increased occupancy. Expenses rose due to commissions paid to commercial real estate brokers and a general increase in personnel expense.

     Reference is made to Notes 2 and 6 of the Partnership's financial statements for a discussion of various fees charged to the Partnership and the amounts charged to the Partnership by affiliates in 1996.

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

     See Note 4 of the Partnership Audited financial statement for the year ended 1996.











     Report of Independent Auditors

     The Partners
     National Real Estate Limited Partnership
     Income Properties

     We have audited the accompanying balance sheets of National Real Estate Limited Partnership Income
     Properties (the Partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


     /S/ ERNST & YOUNG LLP



     January 17, 1997

National Real Estate Limited Partnership
     Income Properties

     Balance Sheets

     December 31
     1996           1995

     Assets
     Cash and cash equivalents
     $  769,494     $  599,315
     Escrow deposits and other assets
     15,592         10,032
     Investment properties, at cost:
     Land
     1,047,695      1,267,695
     Buildings and improvements
     5,497,533      6,018,410

     6,545,228      7,286,105
     Accumulated depreciation
     2,127,959      1,922,692

     4,417,269      5,363,413

     $5,202,355     $5,972,760

     Liabilities and partners' capital
     Liabilities:
     Tenant security deposits
     $    5,454     $    5,454
     Deferred rent
     26,624         32,343
     Accrued interest payable to Individual General
     Partner509,444      433,471
     Accrued expenses and other liabilities
     87,861         86,345
     Note payable to Individual General Partner
     271,020        271,020

     900,403        828,733
     Partners' capital:
     General Partners (deficit)
     (111,076)      (85,815)
     Limited Partners (authorized 10,000 interests;
     issued 9,034.01 interests)
     4,434,699      5,251,513
     Less cost of Limited Partner interests held in Treasury
     (29.86 interests)
     (21,671)       (21,671)

     4,413,028      5,229,842

     4,301,952      5,144,027

     $5,202,355     $5,972,760





     See accompanying notes.

National Real Estate Limited Partnership
     Income Properties

     Statement of Operations


     Year ended December 31
                    1996      1995      1994
     Operating revenues:
     Rentals        $ 865,822 $892,562  $764,437
     Other          128,971   51,976    48,085

                    994,793   944,538   812,522
     Operating expenses:
     Operating      219,870   206,817   172,709
     Administrative 173,818   177,046   162,799
     Maintenance    84,239    79,903    46,138
     Depreciation   205,267   204,545   202,311
     Interest       75,873    72,217    54,558
     Property taxes 122,246   126,779   121,355
     Advertising    19,956    11,959    12,156

                    901,269   879,266   772,026
     Income from operation
                    93,524    65,272    40,496

     Interest income
                    35,053    26,473    12,256
     Provision for impairment loss on investment
     property (Note 4)
                    (785,000) -         -
     Net income (loss)
                    $(656,423) $ 91,745 $ 52,752

     Net income (loss) attributale to General
     Partners (3%)  $ (19,693)$   2,752 $   1,583
     Net income (loss) attributable to Limited
     Partners (97%) (636,730) 88,993    51,169
                    $(656,423) $  91,745 $  52,752

     Net income per Limited Partnership Interest
                    $(70.74)  $9.88     $5.66







     See accompanying notes.

National Real Estate Limited Partnership
     Income Properties

     Statements of Partners' Capital




     General Partners

     Limited Partners

     Cost of Limited Partners'Interests
     Held in Treasury

     Total

     Balance at January 1, 1994
     $  (81,938)
     $5,376,977
     $(21,671)
     $5,273,368

     Distributions to Partners
     (3,897)
     (126,060)
     -
     (129,957)

     Net income for the year
     1,583
     51,169
     0
     52,752

     Balances at December 31, 1994
     (84,252)
     5,302,086
     (21,671)
     5,196,163

     Distributions to Partners
     (4,315)
     (139,566)
     -
     (143,881)

     Net income for the year
     2,752
     88,993
     -
     91,745

     Balances at December 31, 1995
     (85,815)
     5,251,513
     (21,671)
     5,144,027

     Distributions to Partners
     (5,568)
     (180,084)
     0
     (185,652)
     Net loss for the year
     (19,693)
     (636,730)
     -
     (656,423)

     Balances at December 31, 1996
     $(111,076)
     $4,434,699
     $(21,671)
     $4,301,952







     (  ) Denotes deficit or deduction











     See accompanying notes

National Real Estate Limited Partnership
     Income Properties

     Statement of Cash Flows

     Year ended December 31
     1996                1995           1994
     Operating activities:
     Net income (loss) for the year
     $(656,423)          $  91,745      $  52,752
     Adjustments to reconcile net income to net
     cash provided by operating activities:
     Provision for impairment loss on
     investment property
     785,000             -              -
     Depreciation
     205,267             204,519        202,311
     Changes in operating assets and liabilities:
     Escrow deposits and other assets
     (5,560)             7,388          (1,860)
     Tenant security deposits
     -                   (2,369)        565
     Deferred rent
     (5,719)             813            (4,388)
     Accrued expenses and other liabilities
     77,389              57,926         50,381
     Net cash provided by operating activities
     399,954             360,022        299,761

     Investing activity
     Additions to investment properties
     (44,123)            (26,334)       (65,141)

     Financing activity
     Distributions to Partners
     (185,652)           (143,881)      (129,957)

     Increase in cash and cash equivalents
     170,179             189,807        104,663
     Cash and cash equivalents at beginning of year
     599,315             409,508        304,845
     Cash and cash equivalents at end of year
     $ 769,494           $ 599,315      $409,508







     See accompanying notes.

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

     The Partnership consists of three General Partners, National Development and Investment, Inc., John Vishnevsky, and EC Corp., and 1,157 Limited Partners at December 31, 1996. Mr. Vishnevsky is the president and majority stockholder of National Development and Investment, Inc. EC Corp. was admitted to the Partnership effective July 26, 1991, as approved by the Limited Partners.

     Basis of Accounting

     The Partnership records are maintained on the basis of accounting utilized for federal income tax reporting purposes. The accompanying financial statements have been prepared from such records adjusted to the generally accepted accounting principles (GAAP) basis of accounting, including adjustments for differences in depreciation methods. Certain accrual and tax basis amounts are summarized as follows:

     1996
     GAAP Basis     Tax Basis

     1995
     GAAP Basis     Tax Basis

     1994
     GAAP Basis     Tax Basis
     (In Thousands)



     Total assets
     $5,202    $5,897
     $5,973    $5,943
     $5,969    $6,000

     Partners' capital:
     General Partners (deficit)
     (111)     (103)
     (86)      (102)
     (84)      (101)
     Limited Partners
     4,413     5,598
     5,230     5,638
     5,280     5,678

     Net income (loss):
     General Partners
     (19)      4
     3         3
     2         1
     Limited Partners
     (637)     140
     89        99
     51        41

2. Significant Accounting Policies

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Cash and Cash Equivalents

     The Partnership considers all short-term investments which have original maturities of three months or less when purchased to be cash equivalents.

     Depreciation

     Depreciation is computed by the straight-line method using estimated useful lives of 10 to 30 years for the buildings and improvements and 5 to 10 years for related equipment.

     Fees to Affiliates

     Acquisition fees and property management fees are payable to the General Partners or affiliates of the General Partners. These amounts are capitalized or charged to expense as follows:

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

     Cash available for distribution, as defined in the Agreement, will be distributed 97% to the Limited Partners and 3% to the General Partners. After the repayment of any General Partner loans, sales proceeds will be distributed as follows: (1) 97% to the Limited Partners and 3% to the General Partners until the Limited Partners have received (A) 100% of their initial capital investment and (B) cumulative, noncompounded distributions of sales proceeds, in excess of the amount required in (A), and cash available for distribution equal to 6% per annum on their initial capital investment, with the 3% to the General Partners subordinated to payment of the amounts in (A) and (B) to the Limited Partners; (2) to an affiliate of the General Partners, an amount equal to its subordinated real estate commission (up to 3% of the aggregate selling price of all properties); (3) 88% to the Limited Partners and 12% to the General Partners, with such payments to the General Partners subordinated to a total return to the Limited Partners of (A) 100% of their initial capital investment plus
     (B) a cumulative preference of 10% per annum of their initial capital investment.

     Net Income Per Limited Partnership Interest

     Net income per Limited Partnership interest is based on 97% of net income as allocated to the Limited Partners divided by the weighted average number of interests outstanding during the year.

3. Investment Properties

     Investment properties consist of the following at December 31, 1996:


     Description

     Initial Cost to Partnership
     Land           Buildings and Improvements

     Costs Capitalized Subsequent to Acquisition of
     Buildings andImprovements

     (In Thousands)



     Lock-It-Lockers Mini-Warehouses
      Tucson, Arizona     $   253  $1,748
     $137

     Lock-It-Lockers Mini-Warehouses
     Phoenix, Arizona
     222  1,999
     90

     Northridge Commons Shopping Center
     Milwaukee, Wisconsin
     699  1,747
     37
     Cave Creek - Phase I Mini-Warehouses
     Phoenix, Arizona
     94   301
     1


     $1,268    $5,795
     $265


     Description
     Gross Amount at Which Carried
     Land
     Buildings and Improvements
     Total
     Accumulated Depreciation

     (In Thousands)

     Lock-It-Lockers Mini-Warehouses
     Tucson, Arizona
     $   253
     $1,885
     $2,138
     $   701

     Lock-It-Lockers Mini-Warehouses
     Phoenix, Arizona
     222
     2,089
     2,311
     755

     Northridge Commons Shopping Center
     Milwaukee, Wisconsin
     479
     1,220
     1,699
     573

     Cave Creek-Phase I Mini-Warehouses
     Phoenix, Arizona
     94
     303
     397
     99

     $1,048
     $5,497
     $6,545
     $2,128

     Description
     Date of Construction     Date Acquired


     Lock-It-Lockers Mini-Warehouses Tucson, Arizona
     1976                     May 1985

     Lock-It-Lockers Mini-Warehouses Phoenix, Arizona
     1976                     January 1986

     Northridge Commons Shopping Center Milwaukee, Wisconsin
     1981                     May 1987

     Cave Creek - Phase I Mini-Warehouses Phoenix, Arizona
     1985                     April 1987


     There were no encumbrances on the investment properties at December 31, 1996. The accumulated depreciation reported for federal income tax purposes is $3,216,331 at December 31, 1996.

     A reconciliation of the cost and accumulated depreciation of the investment properties for financial reporting purposes follows:


     Year ended December 31
     1996           1995      1994
     (In Thousands)

     Cost:
     Balance at beginning of year
     $7,286         $7,260    $7,195
     Additions to investment properties
     44             26        65
     Provision for impairment of assets
     (785)
     Balance at end of year
     $6,545         $7,286    $7,260

     Accumulated depreciation:
     Balance at beginning of year
     $1,923         $1,718    $1,516
     Provision for the year
     205            205       202
     Balance at end of year
     $2,128         $1,923    $1,718

4. Impairment of Assets

     In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During
     1996, the Partnership determined that an impairment to the asset value of a retail shopping center known as Northridge Commons had occurred, resulting from the loss of a significant anchor tenant and deterioriating market conditions caused by an economically depressed area where the property is located. Based on these factors, the Partnership wrote down assets with a carrying value of approximately $1,880,000 by $785,000 to their estimated fair value. Fair value was based on estimated future cash flows to be generated from the property, discounted at a market rate of interest.

     5. Income Taxes

     The Partnership pays no income taxes. Partnership losses or income and taxes attributable thereto will be the responsibility of the various Partners.

     Differences between the net income as reported herein and the net income (loss) reported for federal income tax purposes arise primarily from timing differences related to depreciation and other GAAP basis adjustments. The following is a reconciliation of the reported net income and the net income (loss) reported for federal income tax purposes:


     Year ended December 31
     1996           1995           1994


     Net income (loss) as reported in the financial
     statements
     $(656,423)     $  91,745      $52,752
     Add (deduct):
     Depreciation
     (60,218)       (61,580)       (64,547)
     GAAP basis adjustments
     75,873         72,322         54,471
     Provision for impairment of assets
     785,000
     Net income reported for federal income tax
     purposes
     $ 144,232      $102,487       $42,676

6. Leases

     The Partnership is the lessor of a shopping center under operating leases expiring in various years to 2000. Certain of the shopping center leases provide for contingent rentals based on specified percentages of gross sales of the tenants. Contingent rentals from operating leases amounted to $17,093 in 1996, $11,468 in 1995 and $10,345 in 1994.

     At December 31, 1996, future minimum lease payments receivable under noncancellable operating leases with remaining terms of one year or more are as follows:


     1997 $83,000
     1998 69,000
     1999 69,000
     2000 27,000

     $248,000


     7. Transactions with Affiliated Parties

     The General Partners are general partners for other limited partnerships which have invested in real estate. The Partnership reimburses affiliates of the General Partner for the actual cost of goods and materials used by or for the Partnership in the course of performing the general functions of the Partnership. These general functions include certain management, accounting and other expenses. The Partnership has executed contracts providing for the following fees payable to such entities:

     National Realty Management, Inc. (NRMI)

     NRMI charged the Partnership for property management fees ($53,770-1996; $50,026-1995; $45,220-1994).
     Monthly fees represent 6% of gross receipts from the Lock-It-Lockers Mini-Warehouses in Tucson and Phoenix and Cave Creek Mini-Warehouse, and 3% of gross receipts from Northridge Commons Shopping Center.

     The Partnership also paid $52,534, $45,184 and $48,315 in 1996, 1995 and 1994, respectively, for the reimbursement of accounting and administrative expenses incurred by NRMI on behalf of the Partnership.

     National Development and Investment, Inc.

     The Partnership paid National Development and
     Investment, Inc. (NDII) for the reimbursement of expenses totaling $86,993, $80,617 and $79,014 in 1996,
     1995 and 1994, respectively, for administrative expenses incurred on behalf of the Partnership.

     Individual General Partner

     The note payable to Individual General Partner is payable from proceeds from sale or other disposition of investment properties, with interest payable monthly at a bank s prime rate plus 2% (10.25% at December 31, 1996) or 12%, whichever is lower. The Partnership incurred interest ($75,873 1996; $72,217 1995;
     $54,471 1994) in connection with this note and no interest was paid in any year with respect to the note payable to Individual General Partner.

     8. Fair Values of Financial Instruments

     Cash, Cash Equivalents and Debt

     The carrying amount reported in the balance sheet for cash, cash equivalents and debt approximates its fair value.

     9. Significant Fourth Quarter Adjustment (unaudited)

     The Partnership recorded a $785,000 provision for impairment loss on one of its investment properties during the fourth quarter of 1996.

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


     The Partnership Form 10-K for 1996 which is filed with the Securities and Exchange Commission, will be furnished at no charge to partners upon written request directed to: National Development and Investment, Inc.,
     Attn: Partnership Management, 9800 West Bluemound Road, Milwaukee, WI 53226-4353.



     B:\NIP-ANNL.EL6