Form 10QSB
period 1997-03-31
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES
filed 1997-04-18
CIK 759857

U. S. Securities and Exchange Commission

     Washington, DC 20549

     FORM 10-QSB
     (Mark One)

     (  X )    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   March 31, 1997

     (     )   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE EXCHANGE ACT

     For the transition period from                     to
     Commission File Number: 0-14453


     National Real Estate Limited Partnership
     Income Properties
     (Exact name of small business issuer as specified in its charter)

     Wisconsin
     (State or other jurisdiction of incorporation or organization)

     39-1503893
     (I.R.S. Employer Identification Number)

     9800 West Bluemound Road
     Wauwatosa, Wisconsin  53226-4353
     (Address of principal executive offices)

     (414) 453-6764
     (Issuer's telephone number)

      - - - - N/A - - - - -
     (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes     X      No

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES




     INDEX




     Page

     PART I. FINANCIAL INFORMATION

     Balance Sheet (unaudited) - March 31, 1997
     and December 31, 1996 . . . . . . . . . . . . . .2

     Statement of Operations (unaudited) -
     Three months ended
     March 31, 1997 and 1996 . . . . . . . . . . . . .3

     Statements of Cash Flows (unaudited) -
     Three months ended March 31, 1997  and 1996 . . .4

     Notes to Financial Statements (unaudited) . . .5-6

     Management's Discussion and Analysis of
     Financial Condition and Results of Operation. . .7


     PART II. OTHER INFORMATION AND SIGNATURES8. . . -9

PART I.  FINANCIAL INFORMATION

     NATIONAL REAL ESTATE LIMITED PARTNERSHIP - IP
     (A Wisconsin Limited Partnership)
     Balance Sheet
     (Unaudited)

                              March 31       December 31,
                              1997                1996
     ASSETS

     Current Assets
     Cash           $         805,589        $    769,494
     Escrow deposits and other assets (Note 4)
                              12,157              15,592
     Other Assets
     Investment properties, at cost
     Land                     1,047,695           1,047,695
     Buildings and improvements
                              5,495,080           5,497,533

                              6,542,775           6,545,228

     Less accumulated depreciation
                              2,179,430           2,127,959

                              4,363,345           4,417,269

                         $    5,181,091      $    5,202,355

     LIABILITIES AND PARTNERS' CAPITAL

     Liabilities:
     Tenant security deposits
                         $    5,384          $    5,454
     Rents received in advance
                              31,987              26,624
     Accrued interest payable to Individual General Partner
                              529,615             509,444
     Accrued expenses and other liabilities
                              91,230              87,861
     Note payable to Individual General
     Partner (Note 6)         271,020             271,020

                              929,235             900,403

     Partners' Capital (deficiency) (Note 5):
     General Partners    $    (112,579)      $    (111,076)
     Limited Partners (authorized--10,000
     Interests; outstanding--9,034.01 Interests)
                              4,386,106           4,434,699
     Less 29.86 Interests held in Treasury
                              (21,671)            (21,671)

                              4,251,856           4,301,952

                         $    5,181,091      $    5,202,355

     See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP - IP
     (A Wisconsin Limited Partnership)
     Statement of Operations
     (Unaudited)
                                        Three months ended
                                             March 31,
                                        1997      1996
     INCOME
     Operating income              $    211,716   $246,843
     Other income                       25,069    12,307

     Total Income                       236,785   259,150

     OPERATING EXPENSES
     Property operating expenses        119,293   118,274

     Depreciation and amortization      51,471    51,177

     Interest expense                   20,171    18,359
     Administrative expense             62,389    48,597

     Total Expenses                     253,324   236,407

     Income(Loss) from operations       (16,539)  22,743
     Other Income (expenses)
     Interest income                    12,856    10,767

     Net Income (Loss)                  (3,683)   33,510
     Net Income (Loss) attributable to
     General Partners (3%)              (110)     1,005
     Net Income (Loss) attributable to
     Limited Partners (97%)             (3,571)   32,505
     Per Limited Partnership Interest
     Outstanding--9,004.15 Interests
                                   $    (0.40)    3.61

     See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP - IP
     (A Wisconsin Limited Partnership)
     Statement of Cash Flows
     (Unaudited)
                              Three Months Ended
                                   March 31,
                              1997           1996
     Operating Activities
     Net income (loss) for the period
               $              (3,683)   $    33,510
     Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation             51,471         51,177


     Changes in operating assets and
     liabilities:
     Escrow deposits & other assets
                              3,435          6,637
     Tenant security deposits
                              (70)                0
     Rents received in advance
                              5,363          (928)
     Accrued expenses and other liabilities
                              23,540         20,251


     NET CASH PROVIDED BY (USED IN)
                              80,056         110,648
     OPERATING ACTIVITIES


     Investing activities:
     Additions to investment property
                              2,453          (0)

     Financing activities:
     Distributions to partners
                              (46,413)       (46,413)

     INCREASE (DECREASE) IN CASH
                              36,096         64,235

     Cash at beginning of period
                              785,086        409,508

     CASH AT END OF PERIOD
               $              821,182   $    473,743

     See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES
     (A Wisconsin Limited Partnership)
     Notes to Financial Statements
     (Unaudited)
     March 31, 1997


     1. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the National Real Estate Limited Partnership Income Properties annual report for the year ended December 31, 1996. Refer to the footnotes of those statements for additional details on the Partnership's financial condition. The operating results for the period ended
               March 31, 1997, may not be indicative of the operating results for the entire year.

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

     3.   National Realty Management, Inc. (NRMI): The
               Partnership incurred property management fees of $12,990 under an agreement with NRMI for the period presented.

     4. Real estate taxes are charged to operations based on actual taxes paid for the prior year and are adjusted for normal annual increases. Taxes for Tucson Lock-It Lockers, Phoenix Lock-It Lockers, Cave Creek Lock-It Lockers, and Northridge Commons are being accrued monthly at $4,869, $2,115, $434, and $2,753, respectively.

     5.   Changes in Partners' Equity:

     LIMITED PARTNERS
     Quarter Ended March 31, 1997
     Partner's Equity, beginning of quarter  $5,214,749
     Distributions                           (45,021)
     Net Income (Loss)                       3,571
     Partners' Equity, end of quarter        $5,173,299

     Limited Partner's equity is net of 29.86 interests held in treasury of ($21,671).

     Quarter Ended March 31, 1996
     Partner's Equity, beginning of quarter  $5,298,976
     Distributions                           (45,021)
     Net Income (Loss)                       32,505
     Partners' Equity, end of quarter        $5,286,460

     Limited Partner's equity is net of 29.86 interests held in treasury of ($21,671).


     GENERAL PARTNERS
     Quarter Ended March 31, 1997
     Partner's Equity, beginning of quarter  $(86,951)
     Distributions                           (1,392)
     Net Income (Loss)                       110
     Partners' Equity, end of quarter        $(88,233)

     Quarter Ended March 31, 1996
     Partner's Equity, beginning of quarter  $(83,678)
     Distributions                           (1,392)
     Net Income (Loss)                       1,005
     Partners' Equity, end of quarter        $(84,065)


     TOTAL
     Quarter Ended March 31, 1997
     Partner's Equity, beginning of quarter  $5,139,872
     Distributions                           (46,413)
     Net Income (Loss)                       3,683
     Partners' Equity, end of quarter        $5,085,066

     Quarter Ended March 31, 1996
     Partner's Equity, beginning of quarter  $5,215,298
     Distributions                           (46,413)
     Net Income (Loss)                       33,510
     Partners' Equity, end of quarter        $5,202,395


     6.   As outlined in the prospectus, the General
               Partners agreed to make loans to the Partnership up to an aggregate of 3% of the gross proceeds of the offering to the extent necessary to provide distributions to the limited partners at annualized rates equal to 8% in 1985, 8.25% in 1986, and 8.5% in 1987. The loan will be repaid solely from sales proceeds, with compounding interest equal to the cost of their funds or 12%, whichever is lower. As of March 31, 1997, interest totaling $543,351 has accrued.

     7. Northridge Commons' tenants pay monthly fixed rent payments plus estimated charges for taxes, costs of insurance premiums, administrative costs, and operating expenses with respect to common areas.

     8.   In accordance with FASB Statement No. 121,
               "Accounting for the Impairment of Long-Lived
               Assets and for Long-Lived Assets to be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During 1996, the Partnership determined that an impairment to the asset value of a retail shopping center known as Northridge Commons had occurred, resulting from the loss of a significant anchor tenant and deteriorating market conditions caused by an economically depressed area where the property is located. Based on these factors, the Partnership wrote down assets with a carrying value of approximately $1,880,000 by $785,000 to their estimated fair value. Fair value was based on estimated future cash flows to be generated from the property, discounted at a market rate of interest.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES
     (A Wisconsin Limited Partnership)
     Management's Discussion and Analysis of
     Financial Condition and Results of Operations
     March 31, 1997

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

     Occupancy based upon net rentable square feet for the first quarter averaged 95.03% for Tucson Lock-It Lockers; 96.03% for Phoenix Lock-It Lockers; 67.19% for Northridge Commons; and 94.12% for Cave Creek Lock-It Lockers. This compares to an average of 98.4% for Tucson Lock-It Lockers; 97.5% for Phoenix Lock-It Lockers; 100% for Northridge Commons; and 92.3% for Cave Creek Lock-It Lockers during the same period of 1996.


     There is a considerable amount of vacant retail space in strip malls in the area. Northridge Commons does have advantages over some of the competing space. The new pylon sign installed by CellularOne has given the property greater visibility and all tenants have seen an increase in business due to this signage. Northridge Commons tenants also have direct street access. The 6,792 square foot unit vacated by Talbots in the fourth quarter of 1996 has been rented to GCO, a franchiser of wholesale carpet and flooring, with an additional 2,000 square feet effective May 1, 1997. The five year lease has an early termination option after three years if the Partnership will amortize over three years, a broker fee and tenant improvements totalling $125,552.

     During the first quarter of 1997 rental revenue for Cave Creek Lock-It Lockers increased compared to the first quarter of 1996 due to increased rental rates.
     Rental revenues decreased in the first quarter of 1997 for Tucson Lock-It Lockers and Cave Creek Lock-It
     Lockers compared to the same quarter of 1996 due to increased competition. Northridge Commons rental revenues also decreased for the same period due to a loss of the anchor tenant.

     Operating expenses during the first quarter of 1997 decreased compared to the operating expenses during the same quarter in 1996 due to lower maintenance costs at Tucson Lock-It and Cave Creek Lock-It Lockers.

     The Partnership continued cash distributions to its partners with distributions totaling $46,413 for the first quarter of 1997. These distributions are required to be allocated 97% to Limited Partners ($45,021) and 3% to the General Partners ($1,392).

PART II. OTHER INFORMATION



     Item 6(b). Reports on Form 8-K

     There were no reports on Form 8-K for the quarter ended
     March 31, 1997.

                       SIGNATURES

     Pursuant to the requirements of the Securities Exchange
     Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     National Real Estate Limited Partnership
     Income Properties
     (Registrant)




     Date        April 18, 1997

     /S/        John Vishnevsky
     ________________________________
     John Vishnevsky
     President and Chief Operating and
     Executive Officer
     National Development and Investment, Inc.
     Corporate General Partner


     Date       /S/April 18, 1997
     /S/        John Vishnevsky
     __________________________________
     John Vishnevsky
     Chief Financial and Accounting Officer

     Date       /S/April 18, 1997
     Stephen P. Kotecki
     __________________________________
     Stephen P. Kotecki
     President
     EC Corp
     Corporate General Partner






     B:\NIP-1QTR