Form 10QSB
period 1997-06-30
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES
filed 1997-10-06
CIK 759857

U. S. Securities and Exchange Commission

Washington, DC 20549

FORM 10-QSB
(Mark One)

( X )QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1997

(     )TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to
          Commission File Number: 0-14453


                            National Real Estate Limited Partnership Income
Properties
(Exact name of small business issuer as specified in its charter)


Wisconsin
        39-1503893
(State or other jurisdiction of
(I.R.S. Employer
incorporation or organization)
Identification Number)

                       9800 West Bluemound Road, Wauwatosa, Wisconsin
53226-4353                     (Address of principal executive offices)

(414) 453-6764
(Issuer's telephone number)

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - N/A - - - - -
- - - - - - - - - - - - - - - - - - - - - - -
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X          No



      NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES




INDEX




Page

 PART I. FINANCIAL INFORMATION

     Balance Sheet (unaudited) - June 30, 1997
          and December 31, 19962

     Statement of Operations (unaudited) -
          Three months and six months ended
          June 30, 1997 and 19963

     Statements of Cash Flows (unaudited) -
          Six months ended June 30, 1997  and 19964

     Notes to Financial Statements (unaudited)5-6

     Management's Discussion and Analysis of
          Financial Condition and Results of Operation7


PART II. OTHER INFORMATION AND SIGNATURES8-9

          PART I.  FINANCIAL INFORMATION

    NATIONAL REAL ESTATE LIMITED PARTNERSHIP - IP
    (A Wisconsin Limited Partnership)
   Balance Sheet
     (Unaudited)

          June 30,          December 31,
          1997          1996
ASSETS

Current Assets
     Cash     $     840,773     $     769,494
     Escrow deposits and other assets (Note 4)          19,580          15,592
Other Assets
     Investment properties, at cost
        Land          1,047,695          1,047,695
        Buildings and improvements          5,495,080          5,497,533

          6,542,775          6,545,228

        Less accumulated depreciation          2,230,900          2,127,959

          4,311,875          4,417,269

     $     5,172,228     $     5,202,355

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Tenant security deposits     $     5,389     $     5,454
     Rents received in advance          37,728          26,624
     Accrued interest payable to Individual General Partner
550,307          509,444
     Accrued expenses and other liabilities          68,267          87,861
     Note payable to Individual General
        Partner (Note 6)          271,020          271,020

          932,711          900,403

Partners' Capital (deficiency) (Note 5):
    General Partners     $     (112,949)     $     (111,076)
     Limited Partners (authorized--10,000
       Interests; outstanding--9,034.01 Interests)     4,374,135
4,434,699
     Less 29.86 Interests held in Treasury          (21,671)          (21,671)

          4,239,515          4,301,952

     $     5,172,227     $     5,202,355

     See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP - IP
      (A Wisconsin Limited Partnership)
           Statement of Cash Flows
(Unaudited)
          Three Months Ended
          June 30,
          1997          1996
Operating Activities
        Net income (loss) for the period     $     30,390     $     54,945
        Adjustments to reconcile net loss to
          net cash used in operating activities:
          Depreciation          102,941          102,354


        Changes in operating assets and
          liabilities:
          Escrow deposits & other assets          (3,988)          5,572
          Tenant security deposits          (65)          0
          Rents received in advance          11,104          3,827
          Accrued expenses and other liabilities          21,269
34,886


               NET CASH PROVIDED BY (USED IN)          161,651
201,585
                 OPERATING ACTIVITIES


     Investing activities:
          Additions to investment property          2,453          (0)

     Financing activities:
          Distributions to partners          (92,826)          (92,826)

               INCREASE (DECREASE) IN CASH          71,278          108,759

               Cash at beginning of period           785,086          409,508

                CASH AT END OF PERIOD     $     856,364     $     518,267

See notes to financial statements.
                          NATIONAL REAL ESTATE LIMITED PARTNERSHIP -
IP
(A WISCONSIN LIMITED PARTNERSHIP)
 Statement of Operations
 (Unaudited)
          Three months ended          Six  Months Ended
          June 30,                    June 30,
          1997          1996          1997          1996
INCOME
     Operating income     $     215,666     $     188,352
427,383          435,195
     Other income          21,270          57,937          46,340
70,244

        Total Income          236,937          246,289
473,723          505,439

OPERATING EXPENSES
     Property operating expenses          99,530          119,117
218,823          237,392
     Depreciation and amortization          51,470          51,177
102,941          102,353
     Interest expense          40,863          18,684          40,863
37,043
     Administrative expense          41,633          41,768
104,022          90,364

        Total Expenses          233,495          230,746
466,649          467,153

Income(Loss) from operations          3,442          15,543
7,074          38,286
Other Income (expenses)
        Interest income          13,589          5,892
23,316          16,660

        Net Income (Loss)     $     17,031     $     21,434
30,390          54,946
Net Income (Loss) attributable to
        General Partners (3%)     $     511     $     643
912          1,648
Net Income (Loss) attributable to
        Limited Partners (97%)     $     16,520     $     20,792
29,478          53,298
        Per Limited Partnership
Interest
          Outstanding--9,004.15 Interests     $     1.83     $     2.31
$     3.27     $     5.92

See notes to financial statements
      NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
(A Wisconsin Limited Partnership)
Notes to Financial Statements
(Unaudited)
June 30, 1997


1.In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the National Real Estate Limited Partnership Income Properties annual report for the year ended December 31, 1996. Refer to the footnotes of those statements for additional details on the Partnership's financial condition. The operating results for the period ended June 30, 1997, may not be indicative of the operating results for the entire year.

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

3.National Realty Management, Inc. (NRMI): The Partnership incurred property management fees of $26,565 under an agreement with NRMI for the period presented.

4.Real estate taxes are charged to operations based on actual taxes paid for the prior year and are adjusted for normal annual increases. Taxes for Tucson Lock-It Lockers, Phoenix Lock-It Lockers, Cave Creek Lock-It Lockers, and Northridge Commons are being accrued monthly at $4,869, $2,115, $434, and $2,753, respectively.

5.Changes in Partners' Equity:               Limited     General
                                            Partners        Partners
Total
     Quarter Ended June 30, 1997
     Partner's Equity, beginning of quarter               $5,173,299
$(88,233)     $5,085,066
     Distributions                                   (   45,021)     (
1,392)     (  46,413)
     Net Income (Loss)                                    29,479
912          30,391
     Partners' Equity, end of quarter                    $5,157,757
$(88,713)     $5,069,044

Limited Partner's equity is net of 29.86 interests held in treasury of
($21,671).
           Quarter Ended June 30, 1996
     Partner's Equity, beginning of quarter               $5,238,997
$(86,951)     $5,125,795
     Distributions                                   (   45,021)     (
1,392)     (  46,413)
     Net Income (Loss)                                    20,792
643            33,510
     Partners' Equity, end of quarter                    $5,214,768
$(86,951)     $5,139,892

Limited Partner's equity is net of 29.86 interests held in treasury of ($21,671).

6.As outlined in the prospectus, the General Partners agreed to make loans to the Partnership up to an aggregate of 3% of the gross proceeds of the offering to the extent necessary to provide distributions to the limited partners at annualized rates equal to 8% in 1985, 8.25% in 1986, and 8.5% in 1987. The loan will be repaid solely from sales proceeds, with compounding interest equal to the cost of their funds or 12%, whichever is lower. As of June 30, 1997, interest totaling $557,322 has accrued.

7.Northridge Commons' tenants pay monthly fixed rent payments plus estimated charges for taxes, costs of insurance premiums, administrative costs, and operating expenses with respect to common areas.

8.In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During 1996, the Partnership determined that an impairment to the asset value of a retail shopping center known as Northridge Commons had occurred, resulting from the loss of a significant anchor tenant and deteriorating market conditions caused by an economically depressed area where the property is located. Based on these factors, the Partnership wrote down assets with a carrying value of approximately $1,880,000 by $785,000 to their estimated fair value. Fair value was based on estimated future cash flows to be generated from the property, discounted at a market rate of interest.


      NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
(A Wisconsin Limited Partnership)
Management's Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 1997

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

Occupancy based upon net rentable square feet for the second quarter averaged 98.74% for Tucson Lock-It Lockers; 97.19% for Phoenix Lock-It Lockers; 55.11% for Northridge Commons; and 94.51% for Cave Creek Lock-It Lockers. This compares to an average of 98.4% for Tucson Lock-It Lockers; 97.5% for Phoenix Lock-It Lockers; 100% for Northridge Commons; and 92.3% for Cave Creek Lock-It Lockers during the same period of 1996.


There is a considerable amount of vacant retail space in strip malls in the area. Northridge Commons does have advantages over some of the competing space. The new pylon sign given the property greater visibility and all tenants have seen an increase in business due to this signage. Northridge Commons tenants also have direct street access. The 6,792 square foot unit vacated by Talbots in the fourth quarter of 1996 has been rented to GCO, a franchiser of wholesale carpet and flooring, with an additional 2,000 square feet effective August 1, 1997. An additional 2,500 square foot unit became vacant on June 1, 1997, and is presently being marketed at $13.88/sq.ft.

During the second quarter of 1997 rental revenue for Cave Creek Lock-It Lockers increased compared to the second quarter of 1996 due to increased rental rates. Rental revenues also increased in the second quarter of 1997 for Tucson Lock-It Lockers and Phoenix Lock-It Lockers compared to the same quarter of 1996. Northridge Commons rental revenues also decreased for the same period due to a loss of the anchor tenant.

Operating expenses during the second quarter of 1997 decreased compared to the operating expenses during the same quarter in 1996 due to lower maintenance costs at Tucson Lock-It and Northridge Commons. Tucson Lock-It Lockers and Cave Creek Lock-It Lockers upgraded their computer systems this year.

The Partnership continued cash distributions to its partners with distributions totaling $46,413 for the second quarter of 1997. These distributions are required to be allocated 97% to Limited Partners ($45,021) and 3% to the General Partners ($1,392).

      PART II. OTHER INFORMATION



Item 6(b). Reports on Form 8-K

There were no reports on Form 8-K for the quarter ended June 30, 1997.
      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



  National Real Estate Limited Partnership
             Income Properties
                                                     (Registrant)




Date        /S/August 1, 1997                    /S/        John
Vishnevsky
                                                       John Vishnevsky
                                             President and Chief Operating and
                                                      Executive Officer
                                       National Development and Investment,
Inc.
                                                 Corporate General Partner


Date       /S/August 1, 1997                /S/        John
Vishnevsky
                                                   John Vishnevsky
                                          Chief Financial and Accounting
Officer



Date       /S/August 1, 1997                               Stephen P.
Kotecki
                                                  Stephen P. Kotecki
                                                        President
                                                   EC Corp
                                            Corporate General Partner
      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



  National Real Estate Limited Partnership
                  Income Properties
                                                   (Registrant)




Date        August 1,
1997

                                                           John Vishnevsky
                                             President and Chief Operating and
                                                        Executive Officer
                                       National Development and Investment,
Inc.
                                                   Corporate General Partner



Date        August 1,
1997

                                                             John Vishnevsky
                                          Chief Financial and Accounting
Officer



Date        August 1,
1997

                                             Stephen P. Kotecki
                                                         President
                                                          EC Corp
                                                 Corporate General Partner











J:\WPDOCS\LETTERS\nip-2ndqtr.el7