Form 10QSB
period 1997-09-30
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES
filed 1997-11-13
CIK 759857

[ARTICLE] 5

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-1997
[PERIOD-END]                               SEP-30-1997
[CASH]                                          790608
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                790608
[PP&E]                                         6670527
[DEPRECIATION]                                 2282371
[TOTAL-ASSETS]                                 5178764
[CURRENT-LIABILITIES]                           962793
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             0
[OTHER-SE]                                     4215971
[TOTAL-LIABILITY-AND-EQUITY]                   5178764
[SALES]                                              0
[TOTAL-REVENUES]                                468933
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                                424442
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                               22271
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     22221
[EPS-PRIMARY]                                      3.9
[EPS-DILUTED]                                        0