Form 10KSB
period 1997-12-31
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES
filed 1998-04-01
CIK 759857

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549

                               FORM 10-KSB
(Mark One)

[ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1997

                                   OR

[    ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
  For the Transition period from                  to

                        Commission file: #0-14453


       NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
             (Name of small business issuer in its charter)



     Wisconsin                                    39-1503893
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

1155 Quail Court, Pewaukee, Wisconsin                       53072-3703
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number                                   (414) 691-3122

Securities registered under to Section 12(b) of the Exchange Act:

                                  None

Securities registered under Section 12(g) of the Exchange Act:

                      Limited Partnership Interests
                            (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                         YES     X           NO

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     Issuer's total gross rental revenues for its most recent fiscal year ended December 31, 1997, were $ 942,453. State the aggregate market value of the securities held by non-affiliates of the Registrant as of February 28, 1998: indeterminate value as there is no market.*
*For purposes of this disclosure only.

     The number of Limited Partnership interests outstanding as of February 28, 1998: 9,004.15

                   DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual report to Partners for the year ended December 31, 1997 are incorporated by reference into Parts I, II, III.

     Definitive Prospectus dated January 31, 1985, as amended to date, is incorporated by reference into Part III.
                            TABLE OF CONTENTS


Item No.                                                         Page No.

                                 PART I

    1.    Business . . . . . . . . . . . . . . . . . . . . . . . . . .  3

    2.    Properties . . . . . . . . . . . . . . . . . . . . . . . . . .3

    3.    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .3

    4.    Submission of Matters to a Vote of Security Holders. . . . . .3


                                 PART II

    5.    Market for Partnership's Securities and Related
          Security Holder Matters. . . . . . . . . . . . . . . . . . . .4

    6.    Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . .5

    7.    Financial Statements and Supplementary Data. . . . . . . . . .5

    8.    Disagreements on Accounting and Financial Disclosure . . . . .5

                                PART III

    9.    Directors and Executive Officers of the Partnership. . . . . .6

   10.    Executive Compensation . . . . . . . . . . . . . . . . . . . .9

   11.    Security Ownership of Certain Beneficial Owners and
          Management . . . . . . . . . . . . . . . . . . . . . . . . . 10

   12.    Certain Relationships and Related Transactions . . . . . . . 11


   13.    Exhibits, Financial Statements, Schedules, and Reports
          on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . 11




                                 PART I


ITEM 1.   BUSINESS

 "Business" on pages 1 and 2 of the Partnership's annual report to Partners for the year ended
December 31, 1997 is incorporated herein by reference.


ITEM 2.   PROPERTIES

 "Properties" on pages 2 through 4 of the Partnership's annual report to Partners for the year ended December 31, 1997 is incorporated herein by reference.


ITEM 3.   LEGAL PROCEEDINGS

 "Legal Proceedings" on page 4 of the Partnership's annual report to Partners for the year ended December 31, 1997 is incorporated herein by reference.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS FOR THE QUARTER
ENDED
          DECEMBER  31, 1997

 No matters have been submitted to a vote of security holders during the fourth quarter ended
December 31, 1997.

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





                                 PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S SECURITIES AND RELATED SECURITY HOLDER MATTERS

 a) Market Information

 The Partnership's only authorized equity securities are Limited Partnership Interests ("Interests").
As of December 18, 1986, the Partnership concluded its offering of Interests and 9,034.01 Interests had been sold to the public at a price of $1,000 per Interest. Management is not aware of a public trading market having been developed for the Interests. The Partnership does provide a repurchase pool whereby the limited partners may tender their limited partnership interests back to the Partnership at a specified price. Tenders are accepted semi-annually if they meet the criteria established by the General Partners. As of December 31, 1997, 29.86 Interests have been repurchased and are held in Treasury.

 b) Security Holders

          NUMBER OF RECORD HOLDERS         NUMBER OF INTERESTS
  TITLE OF CLASS    (AS OF FEBRUARY 28, 1998)     (AS OF FEBRUARY 28, 1998)

 Limited Partner-
  ship Interests        1,127          9,004.15

 c) Dividends or Similar Distributions

 Cash distributions to Limited Partners depend upon attaining and thereafter maintaining operating income and expenses of the Partnership at levels permitting distributions. Distributions of cash, if any, will be made from: (i) Cash Available for Distribution; (ii) cash from property sales; and (iii) cash from Partnership reserve accounts.

 "Cash Available for Distribution" is defined in the Partnership Agreement to include Cash Flow from the Partnership less amounts set aside for Reserves plus, through 1987, the amount of any General
Partner Loan for such period. "Cash Flow" is defined as the Partnership's cash funds provided from operations and Reserves, including lease payments on net leases from builders and sellers, without deductions for depreciation, but after deducting cash funds used to pay all Operating Expenses, deferred fees, other expenses, debt payments, capital improvements and replacements. Mr. Vishnevsky, as
Individual General Partner was required to loan funds to the Partnership quarterly to the extent necessary to make Cash Available for Distribution to Limited Partners equal to 8% in 1985, 8.25% in 1986, and
2.0% in 1987, up to a maximum loan of 3% of the gross proceeds of the offering. Through December 31,
1997, the Individual General Partner loaned $271,020 to the Partnership under this commitment, which is the maximum amount under the commitment. This commitment expired December 31, 1987. The
Individual General Partner shall be repaid with interest equal to 12% or the prime rate plus two percentage points, whichever is lower, solely from sale proceeds. The Partnership continued cash distributions in 1997 with an aggregate of $180,084 and $5,568 to its Limited Partners and General
Partners, respectively. Distributions for 1997 were at a rate that equaled 2.0% on the Limited Partners' capital investment. The General Partners anticipate that the Partnership will continue to make cash distributions to its Limited Partners in 1998, though the level of such cash distributions will be dependent upon the results of property operations and there can be no assurance as to the amount, if any, that may be distributed.

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF
          OPERATIONS

 "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 7 of the Partnership's annual report to Partners for the year ended December 31, 1997, is incorporated herein by reference.


ITEM 7.   FINANCIAL STATEMENTS

 The financial statements included on pages 8 through 20 of the Partnership's annual report to
Partners for the year ended December 31, 1997, are incorporated herein by reference.


ITEM 8.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 There were no disagreements with Ernst and Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


                                PART III


ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

 (a-b) Identification of Directors and Executive Officers

 The Partnership has no directors or officers. The General Partners of the Partnership are John
Vishnevsky; National Development and Investment, Inc. ("NDII"), a Wisconsin corporation of which Mr.
Vishnevsky is the majority stockholder; and EC Corp., a Wisconsin corporation of which Stephen P.
Kotecki is the majority stockholder. The address of Mr. Vishnevsky and NDII is 1155 Quail Court,
Pewaukee, Wisconsin 53072-3703, telephone (414) 691-3122. The address of EC Corp. is 1155 Quail
Court, Pewaukee, Wisconsin 53072-3703, telephone (414) 691-3122.

 The General Partners manage and control the affairs of the Partnership and have responsibility and ultimate authority in all matters affecting its business. The names of the directors and executive officers of
NDII and EC Corp. are as follows:

                              Term
        Name                           Office                    Held
Office (since)

 NDII:
     John Vishnevsky President, Director               09/30/74
     Stephen P. Kotecki  Vice President, Secretary, Treasurer          04/12/91
           and Director


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

                    RELATIONSHIP OF GENERAL PARTNERS
                          AND THEIR AFFILIATES


 The following diagram shows the relationship of the Partnership to various prior or current affiliates:



                 NATIONAL REAL ESTATE LIMITEDPARTNERSHIP INCOME PROPERTIES





      (1)

EC CORPCorporateGeneral PartnerJOHNVISHNEVSKYIndividualGeneral Partner
100%NATIONALDEVELOPMENT ANDINVESTMENT, INC.Corporate General Partner







         100%                   100%        (2)                   (3)

JOHN VISHNEVSKYCOMPANYFinancial and RealEstate Consulting andServicesNATIONAL
SELECTEDSECURITIES CORP.NRMIVICTOR
                   Security Sales                      CONSTRUCTIONINC.
                                         Partnership andPropertyManagement
                                         Acquisition &BrokerageBuilding
                                         Contractor








(1)  The ownership of EC Corp. is held by Mr. Stephen P. Kotecki (100%).

(2) Until February 6, 1998, the ownership of NRMI was held by Mr. Edward Carow (51%), Ms.
     Stasia Vishnevsky (25%), and Mr. Jeffrey Wussow (24%). Since February 6, 1998, the company is under the 100% ownership of John Vishnevsky. It is anticipated that the services of NRMI will continue to be available to the Partnership under the terms and conditions described in the
     Prospectus.

(3) The ownership of Victor Construction, Inc. is held by Mr. Edward J. Bushman (53%),
     Ms. Niomi Bushman (18%), Mr. Clayton Bushman (18%), Mr. Mark Clements (9%), and
     Mr. Mark Breuchel (2%). It is anticipated that the services of Victor will continue to be available to the Partnership under the terms and conditions described in the Prospectus.

 (d) Family Relationships

 Ms. Stasia Vishnevsky, former part owner and Secretary of NRMI, is the daughter of
John Vishnevsky and is married to Jeffrey Wussow, former part owner and Vice President of NRMI.

 (e) Business Experience

 The experience of the officers and directors of the Corporate General Partners includes the following:

 John Vishnevsky, President and Director of NDII, and as of February 6, 1998, 100% owner of
National Realty Management, Inc. (age 74) is a graduate of Marquette University. For over 39 years he has been involved in real estate related activities such as land development, residential, apartment, and commercial construction, property management, and the structuring of limited partnerships. Mr. Vishnevsky has directed companies that have developed or constructed projects with a current market value of over $100 million. He, corporate entities he controls, or both, act as general partner for all NDII limited partnerships. These partnerships have sold in excess of $160 million of limited partnership interests. Mr. Vishnevsky is licensed as an insurance broker, a real estate broker, and a securities principal. He has lectured frequently and taught courses in real estate at the University of
Wisconsin-Milwaukee. He has appeared as a guest on television and radio programs related to real estate investments. Mr. Vishnevsky is author of the following books: The Art of Financial Independence, The
Phantom Yield of Real Estate Investment, The Great Real Estate Disaster... The Greatest Real Estate
Opportunity, Getting to Know You, Releasing Your Creativity, Principles and Don't Feed the
Crocodiles.

 Stephen P. Kotecki, Vice President and Director of NDII, and President, Treasurer, and Director of EC Corp. (age 47) is a General Securities Registered Representative, multi-line licensed insurance agent and entrepreneur. He is the sole stockholder of EC Corp. Mr. Kotecki holds a Bachelor of Science
Degree with a major in Political Science from the University of Wisconsin-Whitewater, and a Master of
Science Degree in Urban Affairs from the University of Wisconsin-Milwaukee. Mr. Kotecki directed research for the American Federation of State, County and Municipal Employees' District Council in
Milwaukee County for over four years. Mr. Kotecki further has experience as a Regional Criminal Justice
Planner and as a Housing Evaluation Specialist. As a college instructor Mr. Kotecki lectured courses in
Business and Industrial Relations, Marketing and Investments for over three years.

 Thomas P. Rielly, Vice President, Secretary and Director of EC Corp., (age
50) is a licensed
general securities principal and a financial and operations principal. Mr. Rielly has been an active participant in the financial services industry for 24 years. His diverse financial services experience includes professional assignments in the areas of venture capital, business planning and venture formation, investment banking, asset management and securities placement. Mr. Rielly has been associated with
National Development and Investment, Inc., related companies, and Mr. Vishnevsky for over 11 years.

 Other personnel of the General Partners, affiliates, or other entities who were significantly involved in the Partnership's affairs include the following:

 David A. Hoeller, National Director of Operations of NRMI as of February 6, 1998, (age 41).
Previously, Mr. Hoeller was Chief Financial Officer of a diversified financial services corporation which specialized in commercial and consumer installment lending and servicing, and mortgage banking. Mr.
Hoeller was also manager of its independent automobile installment servicing division which serviced in excess of 15,000 loans with debtors located across the country. Mr. Hoeller has a total of over 18 years of financial and operational experience in the financial services industry. Mr. Hoeller was also with
Security Bank SSB, a $3 billion financial institution. His business and management experience and responsibilities have included the areas of operations, financial management, financial reporting, treasury, taxes, and cost analysis. His banking experience has included lead development of prospectus materials, including establishment of a bank holding company structure and conversion of a mutual bank to stock ownership. He has also been involved in real estate sales, partnership syndication, ownership, and management through various banking subsidiaries. He was also associated with the accounting firm of
Ernst & Young. He is active in local civic organizations, including as Trustee of the Boys and Girls Club.
Mr. Hoeller is a certified public accountant and holds undergraduate degrees in accounting and finance and an MBA degree from the University of Wisconsin
 Edward Carow, President of NRMI until February 6, 1998. Mr. Carow (age 38) has over 19 years experience and an extensive background in property management, acquisitions, partnership management, loan workouts, refinancing, and property sales. Mr. Carow is a licensed real estate broker and holds the
CPM (Certified Property Manager) designation. Mr. Carow attended the University of Wisconsin for business, the Waukesha County Technical College for real estate and he continues to attend trade conferences and lectures. He has taught courses in property management and real estate investments for
Milwaukee Area Technical College. He is a member of the Executive Council of the Institute of Real
Estate Management and was the 1992 President. Some of his other commitments include the
International Affairs Committee of the Institute of Real Estate Management, the Publishing Committee of the Institute of Real Estate Management and the Advisory Board at the Waukesha County Technical
College.

 Stasia Vishnevsky, who, until February 6, 1998, served as Secretary and Media Director of
NRMI, (age 32) supervised marketing, public relations, and advertising for NRMI-managed properties.
She also produced corporate training and operations manuals, newsletters, and training seminars. She attended Elmhurst College for English, and Marquette University for Broadcast Communications. Joan Jenstead, Director of Property Operations, (age 63) has been involved in the management of over ten thousand apartment units in addition to commercial and condominium management nationwide.
She is a Certified Property Manager and a licensed Wisconsin real estate broker. Ms. Jenstead attended the University of North Dakota, majoring in Business. In 1984, she was responsible for the recognition of
NRMI as an Accredited Management Organization (AMO) by the National Institute of Real Estate
Management, (IREM). In 1988, she served as President of the local chapter of the Institute of Real
Estate Management. She is also a member of the national faculty of IREM, a faculty member of the
Milwaukee Area Technical College, and a past President of the Board of Directors for the state of
Wisconsin Technical College Trustee Association. In 1990, Ms. Jenstead was recognized for her accomplishments in higher education in "Profiles in Success" published by the National Center for Higher
Education. In 1994 she was elected to a three year term as a director on the National Board of the
Association of Community College Trustees.

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

ITEM 10.  EXECUTIVE COMPENSATION

 As stated above, the Partnership has no officers or directors. The officers and directors of the
Corporate General Partners receive no current or proposed direct remuneration in such capacities, pursuant to any standard arrangement or otherwise, from either the Corporate General Partners or from the Partnership, with the exception of those directors which are not employees of NDII, EC Corp. and affiliates, to whom an annual director's fee of $50 per director is paid by NDII.
Pursuant to the terms of the Limited Partnership Agreement, net profits and losses from operations and Cash Available for Distribution are allocated 97% to the Limited Partners and 3% to the General Partners. For such 3% interest, the General Partners contributed $6,000 to the Partnership. For the fiscal period ended December 31, 1997, this interest resulted in net taxable income to the Individual
General Partner in the amount of approximately $2,043. Cash distributions of $5,568 were made to the
Individual General Partner.

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

 The Partnership is engaged in various transactions involving affiliates of the General Partners, as described in the Prospectus. Notes 2 and 7 of the Partnership's financial statements of the annual report to Partners for the year ended December 31, 1997 is incorporated herein by reference.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 (a) Persons or groups known by the Partnership to own beneficially more than 5% of the outstanding Interests of the Partnership are indicated below:


             Name of         Amount and Nature of  Percent of
  Title of Class            Beneficial Owner          Beneficial Ownership
Class
Limited Partnership  Thea J. Peterson        500 Interests
Interests                 Sole and Joint            5.55%
                     Investment  Power


(b) By virtue of its organization as a limited partnership, the Partnership has no officers or directors. The
General Partners are responsible for management of the Partnership, subject to certain limited democracy rights of the Limited Partners described in the Limited Partnership Agreement. Persons or entities performing functions similar to those of officers and directors of the Partnership, beneficially own, in the aggregate, the following Interests of the Partnership as of February 28, 1998.


           Name of     Amount and Nature of   Percent of
  Title of Class         Beneficial Owner          Beneficial Ownership
Class

Limited Partnership      John Vishnevsky      29.56 Interests     0.33%
Interests                                Sole Investment Power

Limited Partnership      Stephen P. Kotecki   4 Interests        0.04%
Interests                                    Sole Investment Power


 (c) There is no arrangement known to the Partnership which may, at a subsequent date, result in a change in control of the Partnership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Neither the General Partners nor their affiliates were indebted to the Partnership during the year ended December 31, 1997.

 There were no transactions with management other than the Partnership's transactions with the
General Partners and affiliates, as described in this report at Items 9, 10 and 12.

13.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K


(A)  1.   Financial Statements.

     a)   Financial Statements and Report of Independent Auditors
(incorporated by
          reference from pages 8 through 19 of the Partnership's annual report to Partners for the year ended December 31, 1997).

         (i)   Report of Independent Auditors

        (ii)   Balance Sheet, December 31, 1997

       (iii)   Statements of Income, Years Ended December 31, 1997, and 1996

       (iv)    Statements of Partners' Capital, Years Ended
               December 31, 1997, and 1996

        (v)    Statements of Cash Flows, Years Ended December 31, 1997, and 1996

       (vi)    Notes to Financial Statements

 2.  Exhibits

     See attached exhibit list which is incorporated by reference.


(B)  Reports on Form 8-K for the Quarter ended December 31, 1997

     There were no reports on Form 8-K filed during the fourth quarter ending December 31, 1997.


(C)  Exhibits
 3(a)     Limited Partnership Agreement, incorporated by reference from
Prospectus previously
          filed with Registration Statement 2-95072 on Form S-11 effective January 31, 1985.
 3(b)     Certificate of Limited Partnership incorporated by reference from
Exhibit 3B Registration
          Statement 2-95072 on Form S-11 filed December 20, 1984.
 4   Subscription Agreement Evidencing Ownership of a Partnership Interest,
incorporated by
     reference from Prospectus previously filed with Registration Statement 2-95072 on Form
     S-11 effective January 31, 1985.
 10(a)    Consulting Fee Agreement between the Partnership and NDII dated
January 31, 1985,
          incorporated by reference from 1985 10-K filed March 28, 1986.
 10(b)    Property Management Agreements between Partnership and NRMI and between NRMI
          and Equity Management Corporation Lock-It Lockers Tucson,
incorporated by reference
          from 1985 10-K filed March 28, 1986.
 10(c)    Acquisition Agreement between the Partnership and NDII dated January
31, 1985,
          incorporated by reference from 1985 10-K filed March 28, 1986.
 10(d)    Organization Expense Agreement between the Partnership and NDII dated January 31,
          1985, incorporated by reference from 1985 10-K filed March 28, 1986.
 10(e)    Contracts for Acquisition of Assets
          (1)  With respect to Lock-It Lockers Mini-Warehouse, Tucson,
Arizona: Incorporated
          by reference from Exhibit 2-1 to periodic report on Form 8-K dated
May 7, 1985; July 9,
          1985; August 9, 1985; and September 13, 1985.
          (2)  With respect to Lock-It Lockers Mini-Warehouse, Phoenix,
Arizona: Incorporated
          by reference from Exhibit 2-1 to periodic report on Form 8-K dated January 1, 1986;
          February 1, 1986; and April 2, 1986.
          (3)  With respect to Cave Creek Mini-Warehouses, Phoenix, Arizona:
Incorporated by reference Exhibit 2-1 to periodic report on Form 8-K dated
 April 30, 1987.
          (4)  With respect to Northridge Commons Shopping Center, Milwaukee,
 Wisconsin: Incorporated by reference Exhibit 2-1 to periodic report on Form 8-K dated May 28,
          1987.
 10(f)    Escrow Agreement dated January 31, 1985, incorporated by reference from Exhibit 10 to
          Amendment No. 1 to Registration Statement 2-95072 effective January 31, 1985.
 10(g)    Property Management Agreement between Partnership and NRMI and between NRMI
          and Equity Management Corporation, Lock It Lockers, Phoenix,
Arizona: Incorporated
          by reference from 1986 10-K filed March 28, 1987.
 10(h)    Management Consulting Delegation of Duties Agreement between General
Partners and
          NRMI dated May 28, 1991. Incorporated by reference from the 1991
10-K filed March
          27, 1992.
 10(i)    Co-General Partner Agreement incorporated by reference from Exhibit
5-1 to periodic
          reports on 8-K dated July 26, 1991.
 10(j)    Property Management Agreement between Partnership and NRMI, dated
July 1, 1991.
          Incorporated by reference from the 1991 10-K filed March 27, 1992.
 11  Not applicable, see Item 6 of this report.
 12  Not applicable
 *13 National Real Estate Limited Partnership Income Properties 1997 annual report to
     Partners is included as an exhibit hereto for those portions of such annual report specifically incorporated by reference elsewhere herein. Such annual report is deemed not to be filed as part of this Report.
 18  Not applicable
 19  Not applicable
 22  Not applicable
 23  Not applicable
 *24 Consent of Independent Auditors filed with this report.
 25  Not applicable

     (D) Financial Statement Schedules There are no schedules to be included herein.

*    Filed with this Report.

                                                               Exhibit 24


                     CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in this Annual Report (Form 10-KSB) of National Real
Estate Limited Partnership Income Properties of our report dated January 20, 1998, included in the 1997
Annual Report to Partners of National Real Estate Limited Partnership Income Properties.





                                                    /S/ ERNST & YOUNG LLP

Milwaukee, Wisconsin
March 30, 1998



                               SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
                              (Registrant)

Dated: March 30, 1998              By:        /S/ John Vishnevsky
                John Vishnevsky
                President and Chief Operating and
                Executive Officer
                National Development and Investment, Inc.
                Corporate General Partner

Dated: March 30, 1998              By:        /S/ John Vishnevsky
                John Vishnevsky
                Chief Financial and Accounting Officer
                National Development and Investment, Inc.
                Corporate General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities* and on the dates indicated:


  /S/ John Vishnevsky              President and Director     March 30, 1998
 John Vishnevsky         National Development and  (dated)
               Investment, Inc.


  /S/ Stephen P. Kotecki           Vice President, Secretary,      March 30,
1998
 Stephen P. Kotecki      Treasurer and Director    (dated)
               National Development and
               Investment, Inc.


  /S/ Stephen P. Kotecki           President, Treasurer and   March 30, 1998
 Stephen P. Kotecki      Director                 (dated)
               EC Corp.


  /S/ Thomas Rielly                Vice President, Secretary   March 30, 1998

 Thomas Rielly      and Director         (dated)
               EC Corp




* The indicated positions are held in the Corporate General Partners of the Registrant.



J:\WPDOCS\REPORTS\10K-NIP.SJG
                               SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
                              (Registrant)

Dated:    3/30/98         By:
                    John Vishnevsky
                    President and Chief Operating and
                     Executive Officer
                     National Development and Investment, Inc.
                    Corporate General Partner

Dated:    3/30/98         By:
                    John Vishnevsky
                    Chief Financial and Accounting Officer
                    National Development and Investment, Inc.
                    Corporate General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities* and on the dates indicated:


           President and Director   3/30/98
 John Vishnevsky     National Development and     (dated)
           Investment, Inc.


           Vice President, Secretary,    3/30/98
 Stephen P. Kotecki  Treasurer and Director   (dated)
           National Development and
           Investment, Inc.


           President, Treasurer and     3/30/98
 Stephen P. Kotecki  Director                (dated)
           EC Corp.


           Vice President, Secretary     3/30/98
 Thomas Rielly  and Director        (dated)
           EC Corp






* The indicated positions are held in the Corporate General Partners of the Registrant.


       NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES


BUSINESS

 The Registrant, National Real Estate Limited Partnership Income Properties (the "Partnership"), is a limited partnership organized under the Wisconsin Revised Uniform Limited Partnership Act pursuant to a Certificate and an Agreement of Limited Partnership, each dated December 18, 1984. As of
December 31, 1997, the Partnership consisted of an Individual and two Corporate General Partners and
1,125 Limited Partners owning 9,004.15 limited partnership interests (the "Interests") acquired at a public offering price of $1,000 per Interest ($9,024,556 net of affiliate discounts). The Interests were sold commencing January 31, 1985, pursuant to a Registration Statement on Form S-11 under the Securities
Act of 1933 (Registration #2-95072) as amended. The offering of interests was concluded on
December 18, 1986. The Individual General Partner is John Vishnevsky and the Corporate General
Partners are National Development and Investment, Inc. ("NDII"), a Wisconsin corporation and EC
Corp., a Wisconsin corporation. All management decisions are the responsibility of the General Partners.

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

 The Partnership will continue in existence until December 31, 2004, unless terminated earlier by disposition of all of its assets or certain other events. The Partnership will commence to liquidate its properties as soon as feasiblely possible, depending upon, among other factors, whether the Partnership's objectives are met, potential capital appreciation, cash flow, and federal income tax consequences to its limited partners.

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

 The Partnership is not dependent upon any single tenant for its operating success except at
Northridge Commons where one tenant occupied 42.3% of the total rentable square footage. The
Partnership does not foresee any events or market trends which would have a materially adverse affect upon the Partnership's revenues, except for increased competition for tenants, which is discussed in the section entitled Results of Operations of this report.

 During 1997, the Partnership employed three full-time and six part-time on-site personnel in the following capacities: three managers, four rental agents and two cleaning/maintenance persons. In addition, due to the centralized nature of the Partnership's accounting and management systems, another
16 employees provided various accounting and management services to this and other partnerships.
These persons worked an average of approximately each 2.18 hours per week for this Partnership.
Detailed time records of all personnel are maintained which form the basis for charges to the Partnership.
All on-site and partnership employees are supervised by NRMI under its Management Consulting
Delegation of Duties and Property Management Agreements with the Partnership.

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

 The Partnership has developed a plan to modify its information technology to recognize the year
2000 and has begun converting critical data processing systems. The Partnership currently expects the project to be substantially complete by early 1999 and the cost to be immaterial. The Partnership does not expect this project to have a material adverse effect on the operations of the Partnership.

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

 The General Partners feel that the Partnership is adequately covered by insurance on the properties.

LEGAL PROCEEDINGS

 The Partnership is not a party to any material pending legal proceedings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

 Information contained in this Annual Report on Form 10-KSB contains -looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as -looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors, which could adversely affect the Partnership's ability to obtain these results, include, among other things, (i) the volume of transactions and prices for real estate in the real estate markets generally,
(ii) a general or regional
economic downturn which could create a recession in the real estate markets,
(iii) the Partnership's
debt level and its ability to make interest and principal payments, (iv) an increase in expenses related to new initiatives, investments in people and technology, and service improvements, (v) the success of the new initiatives and investments and (vi) other factors described elsewhere in this Annual Report.

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

 The Partnership does not have any permanent, long-term financing nor any other financing on its investment properties and does not intend to incur any during the Partnership's life. The Partnership plans capital expenditures for roof replacement and repairs for Tucson Lock-it-Lockers in 1998. Painting is planned at Cave Creek. Asphalt work is scheduled to be done at Tucson Lock-It Lockers. These expenditures will cost approximately $26,000 and will be funded from the cash flow of operations. The
Partnership does not have any other present or planned material commitments for ordinary maintenance.

 The General Partners committed to make loans to the Partnership to the extent necessary for the
Partnership to make cash distributions to the Limited Partners equal to 8% in 1985, 8.25% in 1986, and
8.5% in 1987. However, the maximum the General Partner was required to loan was equal to 3% of the gross offering proceeds. Through December 31, 1997, the Individual General Partner loaned $271,020 to the Partnership under this commitment, which is the maximum amount under the commitment. The
General Partners' loan shall be repaid with interest equal to 12% or the prime rate plus two percentage points, whichever is lower, solely from sale proceeds of the investment properties. As of December 31,
1997, $594,982 of interest had accrued on the General Partners' loan. During 1997, the Partnership continued distributions with a total of $180,084 to its Limited Partners and $5,568 to the General
Partners. The distributions for 1997 equaled 2% of the Limited Partners investment. The pay rates prior to 1988 were supplemented by the General Partner Loans, as described above, and the operating results of the properties have not advanced as originally projected. The Partnership's ability to maintain and or increase distributions or to pay the loan during 1998 is dependent upon the results of property operations or sales of properties and therefore no assurance as to the distribution amount, if any, or the loan payment can be made.

 Cash generated by the Partnership's investment properties and the sale of such properties are expected to provide funds for the Partnership liquidity needs and any cash distributions to the Limited
Partners. At the current time the general partner is evaluating the possible sale of Northridge Commons.
No other activity related to the sale of properties has occurred.

 RESULTS OF OPERATIONS

 The Partnership operated four investment properties during 1997. The Partnership began operations in 1985 and made additional property purchases in 1986 and 1987.

 1997 Rental rates at Tucson Lock-It Lockers remained the same as 1996 and ranged from $25 to
$155, depending on the size of the unit. Average occupancy at Tucson Lock-It Lockers was 97% during
1997, compared to 96% in 1996. Marketing efforts are directed primarily toward Yellow Pages advertising which is the main source of traffic. Signs on Tanque Verde have been upgraded in order to lead prospective clients around the corner to the main entrance. There is a marketing program in place with neighboring businesses where we share coupon advertising at several locations. Management participates in the Tanque Verde Business Association and continues to participate in their marketing and advertising programs. Competition studies done by management and those done by The Arizona Mini
Storage Association show a Tucson area occupancy of around 93.9%. The marketplace for 1996 and
1997 was slow to absorb the vacancies created by rent increases implemented in the fall of 1996. Since the marketplace is improving, rental rates may be raised in the early part of 1998.

 Rental rates are based on unit size at Phoenix Lock-It Lockers and ranged from $31 to $235 in
1997, and $11 to $235 in 1996. Average annual occupancy at the property was 97% for both 1997 and
1996. Management uses the Yellow Pages for advertising as well as using client referral coupons, offering discounts to existing clients for bringing us new clients. Our manager has been attending the
Sunnyslope Business Association meetings in an attempt to capture more business rentals and to keep up with the business networking in the area. Rate increases will need to remain conservative. Our management competition study and information gathered from the Arizona Mini Storage Association indicate the surrounding area is 87% to 89% occupied. The market continues to soften in the Phoenix area because of overbuilding of self-storage facilities in the immediate area of the property. The business suites are 100% occupied, with all suites on at least a one year lease.

 At Cave Creek Lock-It Lockers asking rents remained the same as 1996 and as of December 31,
1997 ranged from $15 to $135, based on unit size. Average annual occupancy was 95% and 94% in 1997 and 1996 respectively. Marketing efforts are directed primarily through the use of Yellow Pages advertising, which is the main source of traffic. Management uses resident referral coupons for all current tenants, offering a discount if they send us new clients. The managers are marketing the lockers to neighboring businesses and apartment communities, using neighborhood business coupon flyers. Their marketing efforts and excellent customer service will continue to help occupancy remain strong.

 The marketplace for Cave Creek Lock-It-Lockers continues to soften. No increase in rental rates is anticipated since the project is maintaining a healthy occupancy level. Our management competition study and information received from the Arizona Mini Storage Association indicates a high vacancy rate will continue throughout the surrounding area and immediate neighborhood. We will be affected in early 1998 by lower interest rates that are allowing our tenants to purchase homes with their own storage space, and by continued over-building of storage facilities.

 Occupancy for 1997 remained stable at 95%. Our neighborhood competition study and vacancy rates reports by the Arizona Mini Storage Association show neighboring facilities running at 85-89% occupied. We are doing considerably better than the overall marketplace. There are three new self-storage facilities within a 5-mile radius. All are in different stages of operation, from under construction to near completion to newly opened. This will substantially affect occupancy levels. Management is anticipating substantial rental incentives and marketing cost increases. The management team is doing an excellent job retaining tenants and leasing our facility in a very tough marketplace. We continue to have a higher occupancy than the neighboring properties.

 Northridge Commons experienced average annual occupancy of 76% during 1997, compared to
92% in 1996. Occupancy for December 1997 was 91.6%. This compares to the December rate of 67% in
1996. Northridge Commons had remained relatively fully occupied until the fourth quarter of 1996 when
Talbot's, the anchor tenant, lease ended. Due to the vacancy in the area in 1996 and the loss of Talbot's, the General Partners determined that an impairment to the property has occurred. Accordingly, a provision for impairment loss of approximately $785,000 has been charged to operations in 1996. For further discussion see Note 4 of the Partnership's Audited financial statements for the year ended
December 31, 1997. Georgia Carpet Company opened their new store on November 1 and their first rent payment of a five year lease began on December 1. They have been paying triple net charges since August when they began renovations.

 Competition studies show that rental rates in the Northridge area are marketed at $6 to $12 per square foot with $8 appearing to be a median. There is still significant vacancy in the area but there have been some positive developments in the past two month. There are some large square footage stores, or
"big box" stores, going into the area that carry a large selection of items for their merchandising focus, and the Milwaukee Journal Sentinel had an article in the October 3, 1997, edition giving notice to some of the positive changes occurring. Some strip malls in the area have had and average occupancy of 74% to 72%, while newer malls are 90% to 98% occupied.

 At the end of the third quarter the only vacant space is the 2,500 square feet formerly occupied by
Egghead. 750 square feet of that space is being occupied by the Oreck Vacuum shop which was moved from its former space by the GCO lease. Oreck is on a month to month lease. Disc Go Round has given notice that it will be vacating the 2,000 square feet it occupies at the end of its lease term on March 31, 1998.

 1997 Operating Revenues were $130,740 for Northridge Commons, $393,679 for Tucson Lock-It
Lockers, $363,181 for Phoenix Lock-It Lockers, and $54,231 for Cave Creek Lock-It Lockers. 1996 operating revenues were $223,787 for Northridge Commons, $371,405 for Tucson Lock-It Lockers,
$349,431 for Phoenix Lock-It Lockers, and $50,261 for Cave Creek Lock-It Lockers. Revenues for
Tucson Lock-It-Lockers increased 6% in 1997 compared to 1996 because of higher rental rates and improved occupancy. 1997 net operating income of Phoenix Lock-It-Lockers was 3.9% higher in comparison to 1996 due to a 6.3% increase in gross potential rent as new lease documents were signed with the increase put in place late 1996. 1997 net operating income of Cave Creek Lock-It-Lockers increased 7.9% over 1996 as gross potential increased 3.3% due to new leases signed with increases put in place late 1996, and delinquency decreased. Northridge Commons' revenues decreased in 1997 compared to 1996 due to decreased occupancy mostly due to the anchor tenant leaving.

 Maintenance costs dropped 37% compared to 1996 due to the 1996 lintel and garage door project at Lock-It Lockers Tucson. In 1997, Phoenix Lock-It Lockers' operating expenses rose 1.7% compared to 1996. 1997 Cave rek Lock-It Lockers' operating expenses increased 11.4 % compared to 1996 due to increased personnel expenses. Northridge Commons' expenses declined 14% due to a decrease in personnel expense.

 Reference is made to Notes 2 and 7 of the Partnership's financial statements for a discussion of various fees charged to the Partnership and the amounts charged to the Partnership by affiliates in 1997.

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








                     Report of Independent Auditors

The Partners
National Real Estate Limited Partnership Income Properties

We have audited the accompanying balance sheet of National Real Estate Limited Partnership Income
Properties (the Partnership) as of December 31, 1997, and the related statements of operations, partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                         /S/ ERNST & YOUNG LLP



January 20, 1998

       National Real Estate Limited Partnership Income Properties

                              Balance Sheet

                            DECEMBER 31, 1997


ASSETS
Cash and cash equivalents                $  790,168
Escrow deposits and other assets             14,271
Investment properties, at cost:
 Land                                     1,047,695
 Buildings and improvements               5,649,885
  6,697,580
 Accumulated depreciation                 2,343,748
  4,353,832
  $5,158,271

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Tenant security deposits                $    5,530
 Deferred rent                               29,501
 Accrued interest payable to Individual General Partner  594,982
 Accrued expenses and other liabilities      80,144
 Note payable to Individual General Partner    271,020
  981,177
Partners' capital:
 General Partners (deficit)               (114,820)
 Limited Partners (authorized 10000 interests;
 issued 9034.01 interests)               4,313,585
 Less cost of Limited Partner interests held in Treasury
 (29.86 interests)                         (21,671)
    4,291,914
    4,177,094
   $5,158,271





See accompanying notes.



       National Real Estate Limited Partnership Income Properties

                        Statements of Operations

                      YEAR ENDED DECEMBER 31
                     1997               1996
Operating revenues:
 Rentals                                          $850,711       $ 865,822
 Other                                      91,742          128,971
  942,453                                          994,793
Operating expenses:
 Operating                                 229,253        219,870
 Administrative                            188,495        173,818
 Maintenance                                52,941         84,239
 Depreciation                              215,789        205,267
 Interest                                           85,539         75,873
 Property taxes                            123,845        122,246
 Advertising                                18,314            19,956
  914,176                                           901,269
Income from operation                       28,277         93,524

Interest income                             32,517         35,053
Provision for impairment loss on investment
 property (Note 4)                                         (785,000)
Net income (loss)                          $60,794        $(656,423)

Net income (loss) attributable to General
 Partners (3%)                            $  1,824        $ (19,693)
Net income (loss) attributable to Limited
 Partners (97%)                             58,970          (636,730)
  $60,794                                         $(656,423)

Net income per Limited Partnership Interest$    6.55      $   (70.72)







See accompanying notes.


       National Real Estate Limited Partnership Income Properties

                Statements of Partners' Capital (Deficit)



                         Cost of Limited
           General   Limited  Partners' Interests
           Partners  Partners Held in Treasury    Total

Balance at January 1, 1996$  (85,815)$5,251,513$(21,671) $5,144,027
 Distributions to Partners(5,568) (180,084)          -    (185,652)
 Net income for the year     (19,693)(636,730)       0    (656,423)
Balances at December 31, 1996(111,076)4,434,699(21,671)   4,301,952
 Distributions to Partners(5,568) (180,084)          -    (185,652)
 Net income for the year     1,824   58,970          -       60,794
Balances at December 31, 1997$(114,820)$4,313,585$(21,671)$4,177,094



















See accompanying notes



       National Real Estate Limited Partnership Income Properties

                        Statements of Cash Flows

                        YEAR ENDED DECEMBER 31
                         1997      1996
OPERATING ACTIVITIES:
Net income (loss) for the year             $60,794        $(656,423)
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for impairment loss on
   investment property                                    785,000
  Depreciation                             215,789        205,267
  Changes in operating assets and liabilities:
   Escrow deposits and other assets          1,321        (5,560)
   Tenant security deposits                     76              -
   Deferred rent                             2,877        (5,719)
   Accrued expenses and other liabilities   77,821           77,389
Net cash provided by operating activities  358,678        399,954

INVESTING ACTIVITY
Additions to investment properties       (152,352)        (44,123)

FINANCING ACTIVITY
Distributions to Partners                (185,652)         (185,652)

Increase in cash and cash equivalents       20,674        170,179
Cash and cash equivalents at beginning of year769,494        599,315
Cash and cash equivalents at end of year  $790,168         $ 769,494










See accompanying notes.


       National Real Estate Limited Partnership Income Properties

                      Notes to Financial Statements

                            December 31, 1997




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

The Partnership consists of three General Partners, National Development and Investment, Inc., John
Vishnevsky, and EC Corp., and 1,125 Limited Partners at December 31, 1997. Mr. Vishnevsky is the president and majority stockholder of National Development and Investment, Inc. EC Corp. was admitted to the Partnership effective July 26, 1991, as approved by the Limited Partners.

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

                    1997            1996

                      GAAP     Tax     GAAP     Tax
                      Basis   Basis   Basis    Basis

(In Thousands)

Total assets           $5,158 $5,775    $5,202 $5,897



Partner's capital:

General Partners (deficit)    (115)  (107)     (111)  (103)

Limited Partners        4,292  5,484     4,413  5,598

Net income (loss):

General Partners            2      2      (19)      4

Limited Partners           59     66     (637)    140

       National Real Estate Limited Partnership Income Properties
               Notes to Financial Statements (continued)


2. SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Partnership considers all short-term investments which have original maturities of one year or less when purchased to be cash equivalents.

INVESTMENT PROPERTY

Investment property is stated at cost. Depreciation is computed by the straight-line method using estimated useful lives of 10 to 30 years for the buildings and improvements and 5 to 10 years for related equipment.
Leasehold improvements are depreciated over the life of the related lease.

The Partnership evaluates the investment property periodically for indication of impairment, including recurring operating losses and other significant adverse changes in the business climate that affect the recovery of the recorded asset value. If investment property is considered impaired, a loss is provided to reduce the net carrying value of the asset to its estimated fair value. Management is not aware of any indicator that would result in any significant impairment loss.

FEES TO AFFILIATES

Property management fees are payable currently to the General Partners or affiliates of the General Partners.
Fees for property management and rental services are being charged to expense over the period property management services are being performed.

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

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


3. INVESTMENT PROPERTIES

Investment properties consist of the following at December 31, 1997:

                                               Costs CapitalizedSubsequent to
                                               Acquisition of
                           Initial Cost to Partnership

                                    Buildings andImprovementsBuildings and
        Description          Land               Improvements

                             (In Thousands)

Lock-It-Lockers Mini-WarehousesTucson, Arizona
                                $253     $1,748          $137

Lock-It-Lockers Mini-WarehousesPhoenix, Arizona
                                 222      1,999            90

Northridge Commons
Shopping Center                  699      1,747           190
Milwaukee, Wisconsin

Cave Creek - Phase I Mini-WarehousesPhoenix, Arizona
                                  94        301             1

                              $1,268     $5,795          $418

                           Gross Amount at Which Carried

                             Buildings and         Accumulated

        Description          Land  ImprovementsTotalDepreciation

                           (In Thousands)

Lock-It-Lockers Mini-WarehousesTucson, Arizona
                               $253     $1,885$2,138     $765

Lock-It-Lockers Mini-WarehousesPhoenix, Arizona
                                222      2,089 2,311      828

Northridge Commons
Shopping Center                 479      1,372 1,851      642
Milwaukee, Wisconsin

Cave Creek-Phase I Mini-WarehousesPhoenix, Arizona
                                 94        304   398      109

                             $1,048     $5,650$6,698   $2,344

3. INVESTMENT PROPERTIES (CONTINUED)

Description                      Date of ConstructionDate Acquired

Lock-It-Lockers Mini-Warehouses
Tucson, Arizona                  1976            May 1985


Lock-It-Lockers Mini-Warehouses
Phoenix, Arizona                 1976            January 1986

Northridge Commons Shopping
Center                           1981            May 1987
Milwaukee, Wisconsin

Cave Creek - Phase I Mini-WarehousesPhoenix, Arizona
                                 1985            April 1987

There were no encumbrances on the investment properties at December 31, 1997. The accumulated depreciation reported for federal income tax purposes is $3,510,336 at December 31, 1997.

A reconciliation of the cost and accumulated depreciation of the investment properties for financial reporting purposes follows:

                                    YEAR ENDED DECEMBER 31

                                      1997    1996

                                        (In Thousands)

Cost:

Balance at beginning of year        $6,545  $7,286

Additions to investment properties  153     44

Provision for impairment of assets  --      (785)

Balance at end of year              $6,698  $6,545



Accumulated depreciation:

Balance at beginning of year        $2,128  $1,923

Provision for the year              216     205

Balance at end of year              $2,344  $2,128


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

Differences between the net income as reported herein and the net income
(loss) reported for federal income
tax purposes arise primarily from timing differences related to depreciation and other GAAP basis adjustments. The following is a reconciliation of the reported net income
(loss) and the net income reported
for federal income tax purposes:

                                    YEAR ENDED DECEMBER 31

                                     1997     1996

Net income (loss) as reported in
the financial                        $60,794$(656,423)
statements

Add (deduct):

Depreciation                        (78,217)(60,218)

GAAP basis adjustments                85,539  75,873

Provision for impairment of assets        --785,000

Net income reported for federal      $68,116$ 144,232
income tax
purposes


6. LEASES

The Partnership is the lessor of a shopping center under operating leases expiring in various years to 2002.
Certain of the shopping center leases provide for contingent rentals based on specified percentages of gross sales of the tenants. Contingent rentals from operating leases amounted to $ -0- in 1997, $17,093 in 1996.

At December 31, 1997, future minimum lease payments receivable under noncancellable operating leases with remaining terms of one year or more are as follows:

1998                             111,500

1999                             101,100

2000                              84,800

2001                              72,500

2002                              66,500

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

NATIONAL REALTY MANAGEMENT, INC. (NRMI)

NRMI charged the Partnership for property management fees ($53,705-1997 and $53,770-1996.) Monthly fees represent 6% of gross receipts from the Lock-It-Lockers Mini-Warehouses in Tucson and Phoenix and
Cave Creek Mini-Warehouse, and 3% of gross receipts from Northridge Commons Shopping Center.

The Partnership also paid $56,923, $52,534 in 1997, 1996, respectively, for the reimbursement of accounting and administrative expenses incurred by NRMI on behalf of the Partnership.

7. TRANSACTIONS WITH AFFILIATED PARTIES (CONTINUED)

NATIONAL DEVELOPMENT AND INVESTMENT, INC.

The Partnership paid National Development and Investment, Inc. (NDII) for the reimbursement of expenses totaling $93,363, and $86,993 in 1997 and 1996, respectively, for administrative expenses incurred on behalf of the Partnership.

INDIVIDUAL GENERAL PARTNER

The note payable to Individual General Partner is payable from proceeds from sale or other disposition of investment properties, with interest payable monthly at a bank's prime rate plus 2% (10.5% at December 31,
1997) or 12%, whichever is lower. The Partnership incurred interest ($85,539-1997 and $75,873-1996) in connection with this note and no interest was paid in any year with respect to the note payable to Individual
General Partner.

8. FAIR VALUES OF FINANCIAL INSTRUMENTS

CASH, CASH EQUIVALENTS AND DEBT

The carrying amount reported in the balance sheet for cash, and cash equivalents and debt approximates its fair value due to the short term nature of each.


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


The Partnership Form 10-KSB for 1997 which is filed with the Securities and Exchange Commission, will be furnished at no charge to partners upon written request directed to:
National Development and
Investment, Inc., Attn: Partnership Management, 1155 Quail Court, Pewaukee, Wisconsin 53072-3703.