Form 10QSB
period 1998-03-31
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES
filed 1998-05-15
CIK 759857

U. S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC 20549

                               FORM 10-QSB
(Mark One)

(  X )    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

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
Identification Number)

                       1155 Quail Court, Pewaukee, Wisconsin  53072-3703
                (Address of principal executive offices)

                             (414) 695-1400
                       (Issuer's telephone number)

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




                                  INDEX




                                                                     PAGE

 PART I. FINANCIAL INFORMATION

     Balance Sheet (unaudited) - March 31, 1998
          and December 31, 1997. . . . . . . . . . . . . . . . . . . . .2

     Statement of Operations (unaudited) -
          Three months ended
          March 31, 1998 and 1997. . . . . . . . . . . . . . . . . . . .3

     Statements of Cash Flows (unaudited) -
          Three months ended March 31, 1998  and 1997. . . . . . . . . .4

     Notes to Financial Statements (unaudited) . . . . . . . . . . . .5-6

     Management's Discussion and Analysis of
          Financial Condition and Results of Operation . . . . . . . . .7


PART II. OTHER INFORMATION AND SIGNATURES. . . . . . . . . . . . . . .8-9


          PART I.  FINANCIAL INFORMATION



    NATIONAL REAL ESTATE LIMITED PARTNERSHIP - IP

    (A Wisconsin Limited Partnership)

   Balance Sheet

     (Unaudited)



                                   March 31,                     December 31,
                                       1998                            1997
ASSETS



Current Assets

     Cash                    $     875526.38               $          790168

     Other assets                   20761.32                           14271

Other Assets

     Investment properties, at cost

Land                                1047695.02                         1047695

Buildings and improvements          5649885.29                         5649885



                                    6697580.31                         6697580



Less accumulated depreciation       2395841.99                         2343748



                                    4301738.32                         4353832



                         $          5198025.02               $         5158271



LIABILITIES AND PARTNERS' CAPITAL



Liabilities:

Tenantsecuritydeposits  $             5530.11               $            5530



Rents received in advance            31211.84                           29501

Accrued interest payable to Individual General Partner
                                     617914.85                          594982


Accrued expenses and other liabilities  95842.15                       80144

     Note payable to Individual General

Partner (Note 5)                      271020.3                          271020



                                     1021519.25                          981177



Partners' Capital (deficiency) (Note 5):

GeneralPartners$                  -114836.652               $         -114820


Limited Partners (authorized--10,000$

Interests; outstanding--9,034.01 Interests)    4313014.252              4313585


Less 29.86 Interests held in Treasury     -21671                       -21671



                                    4176505.6                         4177094



  $                                 5198024.85               $         5158271


     See notes to financial statements.



NATIONAL REAL ESTATE LIMITEDPARTNERSHIP - IP THREE MONTHS ENDED

                                              MARCH 31,
                                          1998                 1997

INCOME

Operaing income                         231832                211716
Other income                             26676.63               25069

Total Income                             258500                236785

OPERATING EXPENSES

Property operating expenses              98356.78              119293
Depreciation                             52094.28               51471
Interest expense                         22932.07               20171
Administrative expense                   44748.72               62389

        Total Expenses                  218131.85              253324


Income(Loss) from operations             40368.27               16539

Other Income (Expenses)
     Interest income                      545                   12856

                                 $       45824.74    $          -3683

Net Income(Loss)
Net Income (Loss) attributable to

                                 $      1374.7422                -110
General Partners (3%)
Net Income (Loss) attributable to
                                 $     44449.9978        $       -3572.51

Limited
Partners(97%)
Per Limited Partnership Interest
                                  $  4.93661231765        $ -0.39676260391

Outstanding--9,004.15Interests



NATIONAL REAL ESTATE LIMITED PARTNERSHIP - IP

      (A Wisconsin Limited Partnership)

           Statement of Cash Flows

(Unaudited)

                                       Three Months Ended

                                        March 31,

                                        1998                            1997

Operating Activities

             $                      45824.74       $                   -3683
 Net
income
(loss) forthe period


Adjustments to reconcile net income (loss) to               $

net cash used in operating activities:               $
Depreciation                        52093.99                           51471





        Changes in operating assets and

          liabilities:

Escrow deposits & other assets       -6490.32                           3435

Tenant security deposits                0.11                             -70

Rents received in advance            1710.84                            5363

Accrued expenses and other liabilities          38631                  23540





NET CASH PROVIDED BY          131771.36                           80056

               OPERATING ACTIVITIES





     Investing activities:

Additions to investment property  0.30999999959                         2453



     Financing activities:

Distributions to partners          -46413.14                          -46413



     INCREASE IN CASH               85358.53                           36096



Cash at beginning of period          790168                      785086




              $                     875526.53       $                  821182


CASH AT
END OF
PERIOD



See notes to financial statements.



       NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
                    (A WISCONSIN LIMITED PARTNERSHIP)
                      NOTES TO FINANCIAL STATEMENTS
                               (UNAUDITED)
                             MARCH 31, 1998


1. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the
     National Real Estate Limited Partnership Income Properties annual report for the year ended
     December 31, 1997. Refer to the footnotes of those statements for additional details on the
     Partnership's financial condition. The operating results for the period ended March 31, 1998, may not be indicative of the operating results for the entire year.

2. National Real Estate Limited Partnership Income Properties (the "Partnership") was organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated
     December 18, 1984, for the purpose of investing in residential, commercial, and industrial real properties. John Vishnevsky and National Development and Investment, Inc., contributed the sum of $6,000 to the Partnership as General Partners. The Limited Partnership Agreement authorizes the issuance of 10,000 Limited Partnership Interests (the "Interests") at $1,000 per Interest with the offering period commencing January 31, 1985. Upon conclusion of the offering in December 1986, the Partnership had raised $9,024,556 in capital representing
9,034.01 Interests.

3. National Realty Management, Inc. (NRMI): The Partnership incurred property management fees of
     $14,092 under an agreement with NRMI for the period presented.

4. Real estate taxes are charged to operations based on actual taxes paid for the prior year and are adjusted for normal annual increases. Taxes for Tucson Lock-It Lockers, Phoenix Lock-It Lockers,
     Cave Creek Lock-It Lockers, and Northridge Commons are being accrued monthly at $5,274,
     $2,184, $434, and $2,429, respectively.

5.   Changes in Partners' Equity:        Limited           General
                                            Partners      Partners    Total
     Quarter Ended March 31, 1998
 Partner's Equity, beginning of quarter  $4,291,914     $(114,820) $4,177,094
 Distributions                          (   45,021)      ( 1,392) (  46,413)
 Net Income (Loss)                  44,450     1,375     45,825
 Partners' Equity, end of quarter       $4,291,343 $(114,837)$4,176,506

     Limited Partner's equity is net of 29.86 interests held in treasury of ($21,671).

 Quarter Ended March 31, 1997
 Partner's Equity, beginning of quarter  $4,413,028 $(111,076)$4,301,952
 Distributions            (   45,021)( 1,392)(  46,413)
 Net Income (Loss)              (     3,572)       111   ( 3,683)
 Partners' Equity, end of quarter       $4,364,435 $(112,579)$4,251,856

     Limited Partner's equity is net of 29.86 interests held in treasury of ($21,671).

6. As outlined in the prospectus, the General Partners agreed to make loans to the Partnership up to an aggregate of 3% of the gross proceeds of the offering to the extent necessary to provide distributions to the limited partners at annualized rates equal to 8% in 1985, 8.25% in 1986, and 8.5% in 1987.
     The loan will be repaid solely from sales proceeds, with compounding interest equal to the cost of their funds or 12%, whichever is lower. As of March 31, 1998, interest totaling $617,915 has accrued.

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



       NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
                    (A WISCONSIN LIMITED PARTNERSHIP)
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             MARCH 31, 1998

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

National Real Estate Limited Partnership Income Properties-II ("NRELPIP-II") owns the remaining portion of Cave Creek Lock-It-Lockers. NRELPIP-II is a Wisconsin limited partnership, affiliated with the General partners.

Occupancy based upon net rentable square feet for the first quarter averaged 96.74% for Tucson Lock-It
Lockers; 96.02% for Phoenix Lock-It Lockers; 91.55% for Northridge Commons; and 93.28% for Cave
Creek Lock-It Lockers. This compares to an average of 95.03% for Tucson Lock-It Lockers; 96.03% for
Phoenix Lock-It Lockers; 67.19% for Northridge Commons; and 94.12% for Cave Creek Lock-It Lockers during the same period of 1997.

Partnership net income increased $49,508 for the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997. The increase in net income was due to an increase in operating income of $20,107, an increase in other income of $1,608, and a decrease in operating expenses of $35,192. These increases to net income were slightly offset by a decrease in interest income of $7,399.

Operating income increased $20,107 from $211,716 in the first quarter of 1997 to $231,823 for the first quarter of 1998. This increase in operating income was primarily due to the reduced vacancies at Northridge
Commons as a result of management's increased efforts to lease available space.

The decrease in operating expenses of $35,192 was primarily the result of reduced property operating expenses and reduced administrative expenses. Operating expenses decreased primarily due to the reduced pest control expenses at the Tucson Lock-It-Lockers facility and the timing of yellow pages advertising at the Cave Creek Lock-It-Lockers. Administrative expenses decreased primarily due to the timing of audit fees incurred.

Cash distributions for the quarter ended March 31, 1998, and March 31, 1997, were $46,413 and $46,413, respectively. These distributions were allocated, as required, 97% to the Limited partners and 3% to the General Partners.




PART II. OTHER INFORMATION



ITEM 6(B). REPORTS ON FORM 8-K

There were no reports on Form 8-K for the quarter ended March 31, 1998.

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                National Real Estate Limited Partnership
                                 Income Properties
                              (Registrant)




Date        /S/May 15, 1998                     /S/        John Vishnevsky
                         John Vishnevsky
                     President and Chief Operating and
                         Executive Officer
                     National Development and Investment, Inc.
                     Corporate General Partner


Date       /S/May 15, 1998                      /S/        John Vishnevsky
                        John Vishnevsky
                          Chief Financial and Accounting Officer



Date       /S/May 15, 1998                                Stephen P. Kotecki
                      Stephen P. Kotecki
                    President
                     EC Corp
                     Corporate General Partner

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                National Real Estate Limited Partnership
                                   Income Properties
                     (Registrant)




Date        May 15, 1998
                                       John Vishnevsky
                          President and Chief Operating and
                                   Executive Officer
                         National Development and Investment, Inc.
                              Corporate General Partner



Date        May 15, 1998
                                    John Vishnevsky
                         Chief Financial and Accounting Officer



Date        May 15, 1998
                     Stephen P. Kotecki
                                    President
                                    EC Corp
                              Corporate General Partner











J:\WPDOCS\LETTERS\Nip