Form 10QSB
period 1998-06-30
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES
filed 1998-08-17
CIK 759857

U. S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC 20549

                               FORM 10-QSB
(Mark One)

(  X )    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

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




                                  INDEX




                                                                     PAGE

 PART I. FINANCIAL INFORMATION

     Balance Sheet (unaudited) - June 30, 1998
          and December 31, 1997. . . . . . . . . . . . . . . . . . . . .2

     Statement of Operations (unaudited) -
          Three and Six months ended
          June 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . .3

     Statements of Cash Flows (unaudited) -
          Six months ended June 30, 1998  and 1997 . . . . . . . . . . .4

     Notes to Financial Statements (unaudited) . . . . . . . . . . . .5-6

     Management's Discussion and Analysis of
          Financial Condition and Results of Operation . . . . . . . .7-8


PART II. OTHER INFORMATION AND SIGNATURES. . . . . . . . . . . . . . 9-10


              PART I.  FINANCIAL INFORMATION



    NATIONAL REAL ESTATE LIMITED PARTNERSHIP - IP

    (A Wisconsin Limited Partnership)

   BALANCE SHEET

     (Unaudited)



                                                    JUNE 30,    DECEMBER 31,


                                                        1998        1997

ASSETS


CURRENT ASSETS

     Cash                                        $ 860,893    $  790,168

     Other assets                                     21,389      14,271

OTHER ASSETS

     Investment properties, at cost

        Land                                       1,047,695   1,047,695

        Buildings and improvements                 5,649,885   5,649,885



                                                   6,697,580   6,697,580



        Less accumulated depreciation              2,447,936   2,343,748



                                                   4,249,644   4,353,832



                                                  $5,131,926  $5,158,271



LIABILITIES AND PARTNERS' CAPITAL



LIABILITIES:

     Tenant security deposits                    $ 6,791      $    5,530

     Rents received in advance                    36,281          29,501

     Accrued interest payable
     to Individual GeneralPartner                641,454          594,982


     Accrued expenses and other liabilities       77,280           80,144

     Note payable to Individual General

        Partner (Note 5)                             271,020     271,020



                                                   1,032,826     981,177



PARTNERS' CAPITAL (DEFICIENCY) (NOTE 5):

    General Partners                             $ (117,159)  $(114,820)

     Limited Partners (authorized--10,000

       Interests; outstanding--9,034.01 Interests) 4,237,930   4,313,585

     Less 29.86 Interests held in Treasury          (21,671)    (21,671)



                                                   4,099,100   4,177,094



                                                  $5,131,926  $5,158,271



     See notes to financial statements.



  NATIONAL REAL ESTATE LIMITED PARTNERSHIP - IP
                                          THREE MONTHS ENDED SIX MONTHS ENDED

                                           JUNE 30,           JUNE 30,


                                        1998       1997      1998       1997
               1ST QT

INCOME
    Operating income               $  224,770  $ 215,666   456,593    427,383

     Other income                      21,790     21,271    48,468     46,340


        Total Income                  246,560    236,937   505,061    473,723



OPERATING EXPENSES

     Property operating expenses      113,114     99,530   211,473    218,823

     Depreciation                      52,095     51,471   104,189    102,941

     Interest expense                  23,539     20,692    46,471     40,863

     Administrative expense            55,715     41,631   100,464    104,022


        Total Expenses                244,463    213,324   462,597    466,649


INCOME(LOSS) FROM OPERATIONS            2,097      3,442    42,464      7,074

OTHER INCOME (EXPENSES)

        Interest income                13,323     13,589    18,780     23,316


        NET INCOME (LOSS)          $   15,420  $  37,202    61,244     30,390

Net Income (Loss) attributable to

        General Partners (3%)      $      463  $     511     1,837        912

Net Income (Loss) attributable to

        Limited Partners (97%)      $   14,957  $  36,086    59,407    29,478
      Per Limited Partnership Interest

    Outstanding--9,004.15 Interests $     1.66  $    4.01      6.60$     3.27




NATIONAL REAL ESTATE LIMITED PARTNERSHIP - IP

      (A Wisconsin Limited Partnership)

           STATEMENT OF CASH FLOWS

(Unaudited)

                                                   SIX MONTHS ENDED

                                                   JUNE 30,

                                                       1998       1997

OPERATING ACTIVITIES

        Net income (loss) for the period         $  61,244   $ 30,390

        Adjustments to reconcile net income
(loss) to net cash used in operating activities:

          Depreciation                              104,189    102,941





        Changes in operating assets and

          liabilities:

          Escrow deposits & other assets            (7,118)    (3,988)

          Tenant security deposits                    1,259       (65)

          Rents received in advance                   6,780     11,104

          Accrued expenses and other liabilities     43,609     21,269





               NET CASH PROVIDED BY                 209,963    161,651

               OPERATING ACTIVITIES





     INVESTING ACTIVITIES:

          Additions to investment property                0      2,453



     FINANCING ACTIVITIES:

          Distributions to partners                (139,239)    (92,826)




               INCREASE IN CASH                      70,724     71,278



               CASH AT BEGINNING OF PERIOD          790,168    785,086



                CASH AT END OF PERIOD            $ 860,892   $856,364



See notes to financial statements.



       NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
                    (A WISCONSIN LIMITED PARTNERSHIP)
                      NOTES TO FINANCIAL STATEMENTS
                               (UNAUDITED)
                              JUNE 30, 1998


1. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the
     National Real Estate Limited Partnership Income Properties annual report for the year ended
     December 31, 1997. Refer to the footnotes of those statements for additional details on the
     Partnership's financial condition. The operating results for the period ended June 30, 1998, may not be indicative of the operating results for the entire year.

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

3. National Realty Management, Inc. (NRMI): The Partnership incurred property management fees of
     $26,195 under an agreement with NRMI for the period presented.

4. Real estate taxes are charged to operations based on actual taxes paid for the prior year and are adjusted for normal annual increases. Taxes for Tucson Lock-It Lockers, Phoenix Lock-It Lockers,
     Cave Creek Lock-It Lockers, and Northridge Commons are being accrued monthly at $5,274,
     $2,184, $433, and $757, respectively.

5.   Changes in Partners' Equity:            Limited  General
                                            Partners  Partners   Total
     Quarter Ended June 30, 1998
 Partner's Equity, beginning of quarter  $4,291,343 $(114,837)$4,176,506
 Distributions                            ( 90,041)   ( 2,785)  ( 92,826)
 Net Income (Loss)                          14,957        463     15,420
 Partners' Equity, end of quarter       $4,216,259  $(117,159)$4,099,100

      Limited Partner's equity is net of 29.86 interests held in treasury of ($21,671).

 Quarter Ended June 30, 1997
 Partner's Equity, beginning of quarter  $4,364,435 $(112,579)$4,301,952
 Distributions                           (   45,021)  ( 1,392) (  46,413)
 Net Income (Loss)                       (   20,479)       91  (  30,391)
 Partners' Equity, end of quarter        $4,339,893 $(113,059)$4,285,930

     Limited Partner's equity is net of 29.86 interests held in treasury of ($21,671).

6. As outlined in the prospectus, the General Partners agreed to make loans to the Partnership up to an aggregate of 3% of the gross proceeds of the offering to the extent necessary to provide distributions to the limited partners at annualized rates equal to 8% in 1985, 8.25% in 1986, and 8.5% in 1987.
     The loan will be repaid solely from sales proceeds, with compounding interest equal to the cost of their funds or 12%, whichever is lower. As of June 30, 1998, interest totaling $641,454 has accrued.

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



       NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
                    (A WISCONSIN LIMITED PARTNERSHIP)
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             JUNE 30, 1998

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

Occupancy based upon net rentable square feet for the second quarter averaged 96.37% for Tucson Lock-It
Lockers; 94.88% for Phoenix Lock-It Lockers; 85.10% for Northridge Commons; and 94.45% for Cave
Creek Lock-It Lockers. This compares to an average of 98.74% for Tucson Lock-It Lockers; 97.19% for
Phoenix Lock-It Lockers; 55.11% for Northridge Commons; and 94.51% for Cave Creek Lock-It Lockers during the same period of 1997.

The Competition Study and information gathered from the Arizona Mini-Storage Association show the greater Tucson area occupancy of just slightly over 95% occupied for Tucson Lock-It Lockers area and 91% to 92% occupied for the Phoenix Lock-It Lockers and Cave Creek Lock-It Lockers area. The market continues to soften in the Phoenix area due to the over-building of self storage facilities within a 5-mile radius of the properties.

Rental rates for the second quarter of 1998 for Phoenix Lock-It Lockers range from $31.00 to $235.00. The market rental rates have remained the same since the second quarter of 1997. Rental incentives are offered on selected locker sizes.

Cave Creek rental rates currently range from $13.00 to $135.00 for the second quarter of 1998. The rates remain the same as the second quarter of 1997.

Current rental rates for the second quarter of 1998 for Tucson Lock-It Lockers range from $25.00 to
$155.00. These rates are the same as reported in the second quarter of 1997. Rent increases are scheduled
(for selected sizes) to go into effect during the 3rd quarter of 1998. It is anticipated that rates could increase
10% on smaller lockers and 5% on the larger lockers. This will increase the market rent range for the 3rd quarter of 1998 to $27.50 to $162.75. This increase will not be applied to every size locker.

Northridge Commons is being marketed at $12 per square foot compared to the median for the market of $8.

Northridge Commons recently signed a three year lease on the 2,000 square foot space which was vacated on March 31, 1998. The 2,500 square foot space remains on the market (750 square feet of this space is occupied).

Six Months Ended June 30, 1998 and 1997

Net income increased $30,854 from $30,390 for the six months ended June 30, 1997, to $61,244 for the six months ended June 30, 1998. This increase was due to an increase in total income of $31,338 and a decrease in total expenses of $4,052, offset by a decrease in interest income of $4,536.

The increase in total income of $31,338 for the six months ended June 30, 1998, as compared to the same period a year ago was due to an increase in operating income of $29,210. Operating income increased due to reduced vacancies, mainly at Northridge Commons where occupancy improved from 64.17% to 88.32%
for the six months ended June 30, 1997, and June 30, 1998, respectively. Other income increased $2,128 over the same period, accounting for the remainder of the increase in total income.

Three Months Ended June 30, 1998, and 1997

Net income decreased $21,782 from $37,202 for the quarter ended June 30, 1997, to $15,420 for the quarter ended June 30, 1998. This decrease was due to an increase in operating expenses of $31,139 and a decrease in interest income of $266, offset by an increase in total income of $9,623.

The increase in total income of $9,623 was due to an increase of operating income of $9,104 and an increase in other income of $519. The increase in operating income was the result of reduced vacancies and reduced rent abatements at Northridge Commons.

The increase in operating expenses of $31,139 was due to an increase in property operating expenses of
$13,584, an increase in administrative expenses of $14,084, an increase in depreciation of $624, and an increase in interest expense of $2,847.

The increase in property operating expenses of $13,584 was primarily due to the timing of incurred advertising expenses. The increase in administrative expenses of $14,084 was the result of increased partnership related personnel and legal expenses.

Cash distributions for the quarter ended June 30, 1998, and June 30, 1997, were $92,826 and $46,413, respectively. These distributions were allocated, as required, 97% to the Limited partners and 3% to the General Partners.

PART II. OTHER INFORMATION



ITEM 6(B). REPORTS ON FORM 8-K

There were no reports on Form 8-K for the quarter ended June 30, 1998.

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                National Real Estate Limited Partnership
                                 Income Properties
                              (Registrant)




Date        /S/July 30, 1998                     /S/        John Vishnevsky
                         John Vishnevsky
                     President and Chief Operating and
                         Executive Officer
                     National Development and Investment, Inc.
                     Corporate General Partner


Date       /S/July 30, 1998                      /S/        John Vishnevsky
                        John Vishnevsky
                          Chief Financial and Accounting Officer



Date       /S/July 30, 1998                                Stephen P. Kotecki
                       Stephen P. Kotecki
                    President
                     EC Corp
                     Corporate General Partner

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                National Real Estate Limited Partnership
                                   Income Properties
                     (Registrant)




Date        July 30, 1998
                                       John Vishnevsky
                          President and Chief Operating and
                                   Executive Officer
                         National Development and Investment, Inc.
                              Corporate General Partner



Date        July 30, 1998
                                    John Vishnevsky
                         Chief Financial and Accounting Officer



Date        July 30, 1998
                     Stephen P. Kotecki
                                    President
                                    EC Corp
                              Corporate General Partner











J:\WPDOCS\LETTERS\Nip