Form 10KSB
period 1998-12-31
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES
filed 1999-03-31
CIK 759857

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549

                               FORM 10-KSB
(Mark One)

[ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1998

                                   OR

[    ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
  For the Transition period from                  to

                     Commission file: Number 0-14453


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

                              (414) 695-1400
                    (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form
 10-KSB. [x]

     Issuer's total gross rental revenues for its most recent fiscal year ended December 31, 1998, were $ 1,015,632.


     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of February 28, 1999: indeterminate value as there is no market.*

*For purposes of this disclosure only.

     The number of Limited Partnership interests outstanding as of February 28, 1999: 9,004.15

                   DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual report to Partners for the year ended December 31, 1998 are incorporated by reference into Parts I and II.

     Definitive Prospectus dated January 31, 1985, as amended to date, is incorporated by reference into Part III.
                            TABLE OF CONTENTS


Item No.                                                         Page No.

                                 PART I

    1.    Description of Business. . . . . . . . . . . . . . . . . . .  3

    2.    Description of Properties. . . . . . . . . . . . . . . . . . .3

    3.    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .3

    4.    Submission of Matters to a Vote of Security Holders. . . . . .3


                                 PART II

    5.    Market for Partnership's Securities and Related
          Security Holder Matters. . . . . . . . . . . . . . . . . . . .4

    6.    Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . .5

    7.    Financial Statements . . . . . . . . . . . . . . . . . . . . .5

    8.    Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . . . . . . . .5

                                PART III

    9.    Directors, Executive Officers, Promoters, and Control
          Persons; Compliance with Section 16(a) of the
          Exchange Act . . . . . . . . . . . . . . . . . . . . . . . . .6

   10.    Executive Compensation . . . . . . . . . . . . . . . . . . . .9

   11.    Security Ownership of Certain Beneficial Owners and
          Management . . . . . . . . . . . . . . . . . . . . . . . . . 10

   12.    Certain Relationships and Related Transactions . . . . . . . 11


   13.    Exhibits, List, and Reports on Form 8-K. . . . . . . . . . . 11




                                 PART I


ITEM 1.   DESCRIPTION OF BUSINESS

 "Business" on pages 1, 2 and 3 of the Partnership's annual report to Partners for the year ended
December 31, 1998 is incorporated herein by reference.


ITEM 2.   DESCRIPTION OF PROPERTIES

 "Properties" on pages 3 through 4 of the Partnership's annual report to Partners for the year ended December 31, 1998 is incorporated herein by reference.


ITEM 3.   LEGAL PROCEEDINGS

 "Legal Proceedings" on page 4 of the Partnership's annual report to Partners for the year ended
December 31, 1998 is incorporated herein by reference.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters have been submitted to a vote of security holders during the fourth quarter ended
December 31, 1998.

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





                                 PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S SECURITIES AND RELATED SECURITY HOLDER MATTERS

 a) Market Information

 The Partnership has two classes of equity securities: General Partnership Interests and Limited
Partnership Interests. The General Partnership Interests are held by the General Partners of the
Partnership. As of December 18, 1986, the Partnership concluded its offering of Limited Partnership
Interests ("Interests") and 9,034.01 Interests had been sold to the public at a price of $1,000 per Interest.
Management is not aware of any public trading market for the Interests. The Partnership does provide a repurchase pool whereby the limited partners may offer to sell their Interests to the Partnership at a specified price. Offers to sell are accepted semi-annually if they meet the criteria established by the
General Partners. As of December 31, 1998, 29.86 Interests have been repurchased and are held in
Treasury.

 b) Security Holders

          NUMBER OF RECORD HOLDERS         NUMBER OF INTERESTS
  TITLE OF CLASS    (AS OF FEBRUARY 28, 1999)     (AS OF FEBRUARY 28, 1999)

 Limited Partner-
  ship Interests        1,120          9,004.15

 c) Dividends or Similar Distributions

 Cash distributions to Limited Partners depend upon attaining and thereafter maintaining operating income and expenses of the Partnership at levels permitting distributions. Distributions of cash, if any, will be made from: (I) Cash Available for Distribution; (ii) cash from property sales; and (iii) cash from Partnership reserve accounts.

 "Cash Available for Distribution" is defined in the Partnership Agreement to include Cash Flow from the Partnership less amounts set aside for Reserves plus, through 1987, the amount of any General
Partner Loan for such period. "Cash Flow" is defined as the Partnership's cash funds provided from operations and Reserves, including lease payments on net leases from builders and sellers, without deductions for depreciation, but after deducting cash funds used to pay all Operating Expenses, deferred fees, other expenses, debt payments, capital improvements and replacements. Mr. Vishnevsky, as
Individual General Partner, was required to loan funds to the Partnership quarterly to the extent necessary to make Cash Available for Distribution to Limited Partners equal to 8% in 1985, 8.25% in 1986, and
8.5% in 1987, up to a maximum loan of 3% of the gross proceeds of the offering. Through December 31,
1998, the Individual General Partner loaned $271,020 to the Partnership under this commitment, which is the maximum amount under the commitment. This commitment expired December 31, 1987. The
Individual General Partner shall be repaid with interest equal to 12% or the prime rate plus two percentage points, whichever is lower, solely from sale proceeds. The Partnership continued cash distributions in 1998 with an aggregate of $315,145 and $9,747 to its Limited Partners and General
Partners, respectively. Distributions for 1998 were at a rate that equaled 3.5% on the Limited Partners' capital investment. The General Partners anticipate that the Partnership will continue to make cash distributions to its Limited Partners in 1999, though the level of such cash distributions will be dependent upon the results of property operations and there can be no assurance as to the amount, if any, that may be distributed.

 Cash Available for Distribution, as defined in the Agreement, will be distributed 97% to the
Limited Partners and 3% to the General Partners. After the repayment of any General Partner Loans, cash from property sales will be distributed as follows: (1) 97% to the Limited Partners and 3% to the General
Partners until the Limited Partners have received (A) 100% of their initial capital investment and (B) cumulative, non-compounded distributions of sales proceeds, in excess of the amount required in (A), and
Cash Available for Distribution equal to 6% per annum on their initial capital investment, with the 3% payable to the General Partners subordinated to payment of the amounts in (A) and (B) to the Limited
Partners; (2) to an affiliate of the General Partners, an amount equal to its subordinated real estate commission (up to 3% of the aggregate selling price of all properties); and
(3) the balance, if any, 88% to
the Limited Partners and 12% to the General Partners, with such payments to the General Partners subordinated to a total return to the Limited Partners of (A) 100% of their initial capital investment plus
(B) a cumulative preference of 10% per annum on their initial capital investment.

 If the General Partners should at any time determine that the Reserves of the Partnership are in excess of the amount reasonably necessary under the circumstances, such Reserves may be reduced and the amount of such reduction may, in the sole discretion of the General Partners, be used for payment of expenses, capital expenditures, or distributions to the Limited Partners and the General Partners in accordance with the formula for Cash Available for Distribution.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF
          OPERATIONS

 "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 7 of the Partnership's annual report to Partners for the year ended December 31, 1998, is incorporated herein by reference.


ITEM 7.   FINANCIAL STATEMENTS

 The financial statements included on pages 8 through 20 of the Partnership's annual report to
Partners for the year ended December 31, 1998, are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 There were no disagreements with Wolf and Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     During 1998, the Partnership changed its independent certified public accounting firm from Ernst and Young, LLP to Wolf and Company. See the Partnership's Form 8-K, dated August 26, 1998, which
Form 8-K is incorporated herein by reference.
                                PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
     SECTION 16(A) OF THE EXCHANGE ACT

 (a-b) Directors and Executive Officers

 The Partnership has no directors or officers. The General Partners of the Partnership are
John Vishnevsky; National Development and Investment, Inc. ("NDII"), a Wisconsin corporation of which Mr. Vishnevsky is the sole stockholder; and EC Corp., a Wisconsin corporation of which
Stephen P. Kotecki is the sole stockholder. John Vishnevsky and NDII have been general partners of the
Partnership since its inception. EC Corp. Became a general partner on June 20, 1991. The address of all the General Partners is 1155 Quail Court, Pewaukee, Wisconsin 53072-3703. The phone number for
John Vishnevsky and NDII is (414) 691-3122. The phone number for EC Corp. is
(414) 695-1400.

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

                              Term
        Name                            Office           Held Office (since)

 NDII:
     John Vishnevsky                President, Director              09/30/74
     Stephen P. Kotecki        Vice President, Secretary, Treasurer  04/12/91
           and Director


 EC Corp.:
     Stephen P. Kotecki       President, Treasurer, Director         10/30/92
      Thomas Rielly       Vice President, Secretary, Director        12/17/92

 Officers of the corporations are elected annually by their respective Boards of Directors. There is no arrangement or understanding between or among any of said directors or officers and any other person pursuant to which such individual was selected as a director or officer.

 (c) Identification of Certain Significant Persons

 The General Partners, in conjunction with their affiliates, believe that they have sufficient personnel to fully discharge their responsibilities to the Partnership. The Partnership employs various individuals to oversee the Partnership's affairs and report to the General Partners, but the Partnership relies directly on the General Partners for the management and control of the Partnership's affairs. See
Subsection (d), for a description of the business experience of officers, directors, and personnel of the
General Partners and affiliates.

 There are three other organizations which are or were affiliated with the individual or corporate
General Partners whose services are utilized by the Partnership: National Realty Management, Inc.
("NRMI"), which provides property and partnership management, real estate acquisition and real estate brokerage through delegation of duties agreements with NDII; National Selected Securities Corp.
(formerly NDII Securities Corp.), which acted as the managing dealer for the offering of Interests in the
Partnership; and The John Vishnevsky Company ("JVCO"), which has provided consulting services in the areas of real estate investments, joint ventures, financing, systems, accounting, and internal controls.

                    RELATIONSHIP OF GENERAL PARTNERS
                          AND THEIR AFFILIATES


 The following diagram shows the relationship of the Partnership to various affiliates:



           NATIONAL REAL ESTATE LIMITEDPARTNERSHIP INCOME PROPERTIES





      (1)

EC CORP Corporate      JOHN VISHNEWSKY              NATIONALDEVELOPMENT
General Partner   IndividualGeneral Partner 100%   AND INVESTMENT, INC.
                  Corporate General Partner






         100%                   100%        (2)           100%

JOHN VISHNEVSKY COMPANY NATIONAL SELECTEDSECURITIES CORP.       NRMI
Financial and Real               SECURITIES CORP          Partnership and
Estate Consulting and            Security Sales        Property Management
Services                                             Acquisition & Brokerage




(1)  The outstanding stock of EC Corp. is held by Mr. Stephen P. Kotecki (100%).

(2) Until February 6, 1998, the outstanding stock of NRMI was held by Mr. Edward Carow (51%),
     Ms. Anastasia Vishnevsky, Mr. John Vishnevsky's daughter, (25%), and Mr. Jeffrey Wussow
     (24%).
     Since February 6, 1998, the outstanding stock is owned 100% by John Vishnevsky.

 (d) Business Experience

 The experience of the officers and directors of the corporate General Partners and of Mr.
Vishnevsky includes the following:

 John Vishnevsky (age 75), President and Director of NDII, and as of February 6, 1998, 100%
owner of National Realty Management, Inc. is a graduate of Marquette University. For over 40 years he has been involved in real estate related activities such as land development, residential, apartment, and commercial construction, property management, and the structuring of limited partnerships.
Mr. Vishnevsky has directed companies that have developed or constructed projects with a current market value of over $100 million. He, corporate entities he controls, or both, act as general partner for all NDII limited partnerships. These partnerships have sold in excess of $160 million of limited partnership interests. Mr. Vishnevsky is licensed as a real estate broker and a securities principal. He has lectured frequently and taught courses in real estate at the University of Wisconsin-Milwaukee. He has appeared as a guest on television and radio programs related to real estate investments. Mr. Vishnevsky is author of the following books: The Art of Financial Independence, The Phantom Yield of Real Estate
Investment, The Great Real Estate Disaster... The Greatest Real Estate Opportunity, Getting to Know
You, Releasing Your Creativity, Principles and Don't Feed the Crocodiles.

 Stephen P. Kotecki (age 48), Vice President and Director of NDII, and President, Treasurer, and
Director of EC Corp., is a General Securities Registered Representative, multi-line licensed insurance agent and entrepreneur. He is the sole stockholder of EC Corp. Mr. Kotecki holds a Bachelor of Science
Degree with a major in Political Science from the University of Wisconsin-Whitewater, and a Master of
Science Degree in Urban Affairs from the University of Wisconsin-Milwaukee. Mr. Kotecki directed research for the American Federation of State, County and Municipal Employees' District Council in
Milwaukee County for over four years. Mr. Kotecki further has experience as a Regional Criminal Justice
Planner and as a Housing Evaluation Specialist. As a college instructor Mr. Kotecki lectured courses in
Business and Industrial Relations, Marketing and Investments for over three years.

 Thomas P. Rielly (age 51), Vice President, Secretary and Director of EC Corp., is a licensed general securities principal and a financial and operations principal. Mr. Rielly has been an active participant in the financial services industry for 25 years. His diverse financial services experience includes professional assignments in the areas of venture capital, business planning and venture formation, investment banking, asset management and securities placement. Mr. Rielly has been associated with
National Development and Investment, Inc., related companies, and Mr. Vishnevsky for over 12 years.

 Other personnel of the General Partners, affiliates, or other entities who were significantly involved in the Partnership's affairs include the following:

 Julie Benoit (age 41), is the Director of Finance for NRMI. Beginning August 25, 1998, she is
responsible for the development of property management policy and administration of management activities. She also supervises NRMI accounting services. In her 14 years of service at NRMI, Ms. Benoit has functioned as Accounting Manager for NRMI and other affiliated corporations. She has also served as administrator of NSSC, an affiliated securities corporation, and has participated in the syndication of real estate and property liquidations. Prior to joining NRMI, Ms. Benoit worked for six years as an accounting supervisor for the various mortgage subsidiaries of Mortgage Guarantee Insurance Company of Milwaukee. She was also an internal auditor for Time Insurance Company. She has completed four years at the University of Wisconsin - Milwaukee, majoring in accounting.


 David A. Hoeller (age 42), National Director of Operations of NRMI until August 13, 1998, when he left the company. Previously, Mr. Hoeller was Chief Financial Officer of a diversified financial services corporation which specialized in commercial and consumer installment lending and servicing, and mortgage banking. Mr. Hoeller was also manager of its independent automobile installment servicing division which serviced in excess of 15,000 loans with debtors located across the country. Mr. Hoeller has a total of over 18 years of financial and operational experience in the financial services industry. Mr.
Hoeller was also with Security Bank SSB, a $3 billion financial institution. His business and management experience and responsibilities have included the areas of operations, financial management, financial reporting, treasury, taxes, and cost analysis. His banking experience has included lead development of prospectus materials, including establishment of a bank holding company structure and conversion of a mutual bank to stock ownership. He has also been involved in real estate sales, partnership syndication, ownership, and management through various banking subsidiaries. He was also associated with the accounting firm of Ernst & Young. He is active in local civic organizations, including as Trustee of the
Boys and Girls Club. Mr. Hoeller is a certified public accountant and holds undergraduate degrees in accounting and finance and an MBA degree from the University of Wisconsin Edward Carow (age 39), President of NRMI until February 6, 1998, at which time he left the company. Mr. Carow has over 19 years experience and an extensive background in property management, acquisitions, partnership management, loan workouts, refinancing, and property sales. Mr.
Carow is a licensed real estate broker and holds the CPM (Certified Property Manager) designation. Mr.
Carow attended the University of Wisconsin for business, the Waukesha County Technical College for real estate and he continues to attend trade conferences and lectures. He has taught courses in property management and real estate investments for Milwaukee Area Technical College. He is a member of the Executive Council of the Institute of Real Estate Management and was the 1992 President. Some of his other commitments include the International Affairs Committee of the Institute of Real Estate
Management, the Publishing Committee of the Institute of Real Estate Management and the Advisory
Board at the Waukesha County Technical College.

 Anastasia Vishnevsky (age 33), Secretary and Media Director of NRMI until February 6, 1998, at which time she left the company, supervised marketing, public relations, and advertising for NRMI-managed properties. She also produced corporate training and operations manuals, newsletters, and training seminars. She attended Elmhurst College for English, and Marquette University for Broadcast
Communications.

 Joan Jenstead (age 64), Director of Property Operations, has been involved in the management of over ten thousand apartment units in addition to commercial and condominium management nationwide.
She is a Certified Property Manager and a licensed Wisconsin real estate broker. Ms. Jenstead attended the University of North Dakota, majoring in Business. In 1984, she was responsible for the recognition of
NRMI as an Accredited Management Organization (AMO) by the National Institute of Real Estate
Management, (IREM). In 1988, she served as President of the local chapter of the Institute of Real
Estate Management. She is also a member of the national faculty of IREM, a faculty member of the
Milwaukee Area Technical College, and a past President of the Board of Directors for the state of
Wisconsin Technical College Trustee Association. In 1990, Ms. Jenstead was recognized for her accomplishments in higher education in "Profiles in Success" published by the National Center for Higher
Education. In 1994 she was elected to a three year term as a director on the National Board of the
Association of Community College Trustees.

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

 SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

 To the best of management's knowledge, there are no violations of this requirement.

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

 Pursuant to the terms of the Limited Partnership Agreement, net profits and losses from operations and Cash Available for Distribution are allocated 97% to the Limited Partners and 3% to the General Partners. For such 3% interest, the General Partners contributed $6,000 to the Partnership. For the fiscal period ended December 31, 1998, this interest resulted in net taxable income to the Individual
General Partner in the amount of approximately $3,994. Cash distributions of $9,747 were made to the
Individual General Partner.

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

 The Partnership is engaged in various transactions with affiliates of the General Partners, as described in the Prospectus.

 Property management fees are payable currently to the General partners or affiliates of the
General partners. Fees for property management and rental services are being charged to expense over the period property management services are being performed.

 The General Partners are general partners for other limited partnerships which have invested in real estate. The Partnership reimburses affiliates of the General Partner for the actual cost of goods and materials used by or for the Partnership in the course of performing the general functions of the
Partnership. These general functions include certain management, accounting and other expenses.
National Realty Management, Inc. provides property management, accounting, and administrative services that are charged to the Partnership. National Development and Investment, Inc. provides partnership administrative services that are charged to the Partnership.

 The contracts between the Partnership and affiliates provide that the compensation, price, or fee payable to such affiliates must be comparable and competitive with the compensation, price, or fee which would be charged by unaffiliated person whose services could reasonably be made available to the
Partnership. The General Partners believe compensation to affiliates for services to the Partnership was on terms no less favorable to the Partnership than would have been available through arm's-length negotiations for similar services from unrelated parties.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 (a) Persons or groups known by the Partnership to own beneficially more than 5% of the outstanding Interests of the Partnership are indicated below:


                            Name of           Amount and Nature of  Percent of
  Title of Cl           Beneficial Owner      Beneficial Ownership   Class
Limited Partners        Thea J. Peterson         500 Interests
Interests               25 Utopia Circle      Individual Ownership    5.55%
                        Sturgeon Bay, WI 54235

General Partnership     John Vishnevsky     1 Interest                 100%
Interests               1155 Quail Court    Individual Ownership
                        Pewaukee, WI 53072


(b) By virtue of its organization as a limited partnership, the Partnership has no officers or directors. The
General Partners are responsible for management of the Partnership, subject to certain limited democracy rights of the Limited Partners described in the Limited Partnership Agreement. Persons or entities performing functions similar to those of officers and directors of the Partnership, beneficially own, in the aggregate, the following Interests of the Partnership as of February 28, 1999.


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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Neither the General Partners nor their affiliates were indebted to the Partnership during the year ended December 31, 1998.

 There were no transactions with management other than the Partnership's transactions with the
General Partners and affiliates, as described in this report at Items 9, 10 and 12.

ITEM 13.  EXHIBITS, LIST, AND REPORTS ON FORM 8-K


(A)  Exhibits

 See attached exhibit list which is incorporated by reference.


(B)  Reports on Form 8-K for the Quarter ended December 31, 1998

     There were no reports on Form 8-K filed during the fourth quarter ending December 31, 1998.


(C)  Exhibits
 3(a)     Limited Partnership Agreement. Incorporated by reference from
Prospectus previously
          filed with Registration Statement 2-95072 on Form S-11 effective January 31, 1985.
 3(b)     Certificate of Limited Partnership. Incorporated by reference from
Exhibit 3B of the
          Registration Statement 2-95072 on Form S-11 filed December 20, 1984.
 4   Subscription Agreement Evidencing Ownership of a Partnership Interest.
Incorporated by
     reference from Prospectus previously filed with Registration Statement 2-95072 on Form
     S-11 effective January 31, 1985.
 10(a)    Consulting Fee Agreement between the Partnership and NDII dated
January 31, 1985.
          Incorporated by reference from 1985 10-K filed March 28, 1986.
 10(b)    Acquisition Agreement between the Partnership and NDII dated January
31, 1985.
          Incorporated by reference from 1985 10-K filed March 28, 1986.
 10(c)    Organization Expense Agreement between the Partnership and NDII dated January 31,
          1985. Incorporated by reference from 1985 10-K filed March 28, 1986.
 10(d)    Contracts for Acquisition of Assets
          (1)  With respect to Lock-It Lockers Mini-Warehouse, Tucson,
Arizona: Incorporated
          by reference from Exhibit 2-1 to current report on Form 8-K dated
May 7, 1985; July 9,
          1985; August 9, 1985; and September 13, 1985.
          (2)  With respect to Lock-It Lockers Mini-Warehouse, Phoenix,
Arizona: Incorporated
          by reference from Exhibit 2-1 to periodic report on Form 8-K dated January 1, 1986;
          February 1, 1986; and April 2, 1986.
          (3)  With respect to Cave Creek Mini-Warehouses, Phoenix, Arizona:
Incorporated by
          reference Exhibit 2-1 to periodic report on Form 8-K dated
April 30, 1987.
          (4)  With respect to Northridge Commons Shopping Center, Milwaukee,
Wisconsin: Incorporated by reference Exhibit 2-1 to periodic report on Form 8-K dated May 28,1987.
 10(e)    Escrow Agreement dated January 31, 1985. Incorporated by reference from Exhibit 10 to
          Amendment No. 1 to Registration Statement 2-95072 effective January 31, 1985.
 10(f)    Management Consulting Delegation of Duties Agreement between General
Partners and
          NRMI dated May 28, 1991. Incorporated by reference from the 1991
10-K filed March
          27, 1992.
 10(g)    Co-General Partner Agreement dated June 20, 1991. Incorporated by reference from
          Exhibit 5-1 to periodic reports on 8-K dated July 26, 1991.
 *10(h)   Property Management Agreement between the Partnership and NRMI dated
November 1,
          1995. Incorporated by reference herein.
 *10(i)   Sublease Agreement between the Partnership and NRMI dated February
1, 1998.
          Incorporated by reference herein.
 *13 National Real Estate Limited Partnership Income Properties 1998 annual report to
     Partners is included as an exhibit hereto for those portions of such annual report specifically incorporated by reference elsewhere herein.
 16 Incorporated by reference to Form 8-K, dated August 26, 1998, disclosing the change in Public Accountants.
 23  Consent of Independent Auditors.
 *27 Financial Data Schedule

     (D)  Financial Statement Schedules

*    Filed with this Report.

                               SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
                              (Registrant)

Dated: March 26, 1999              By:        /S/ John Vishnevsky
                John Vishnevsky
                President and Chief Operating and
                Executive Officer
                National Development and Investment, Inc.
                Corporate General Partner

Dated: March 26, 1999              By:        /S/ John Vishnevsky
                John Vishnevsky
                Chief Financial and Accounting Officer
                National Development and Investment, Inc.
                Corporate General Partner


 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities* and on the dates indicated:


  /S/ John Vishnevsky              President and Director,   March 26, 1999
 John Vishnevsky                   National Development and  (dated)
                                   Investment, Inc.


  /S/ Stephen P. Kotecki           Vice President, Secretary, March 26,1999
 Stephen P. Kotecki                Treasurer and Director     (dated)
                                   National Development and
                                   Investment, Inc.


  /S/ Stephen P. Kotecki           President, Treasurer and March 26, 1999
 Stephen P. Kotecki                Director                 (dated)
                                   EC Corp.
  /S/ Thomas Rielly                Vice President, Secretary   March 26, 1999
                                   and Director         (dated)
Thomas Rielly                      EC Corp




* The indicated positions are held in the Corporate General Partners of the Registrant.



J:\WPDOCS\REPORTS\10K-NIP.jwg
                               SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
                              (Registrant)

Dated:    3/26/99         By:
                    John Vishnevsky
                    President and Chief Operating and
                     Executive Officer
                     National Development and Investment, Inc.
                    Corporate General Partner

Dated:    3/26/99         By:
                    John Vishnevsky
                    Chief Financial and Accounting Officer
                    National Development and Investment, Inc.
                    Corporate General Partner


 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities* and on the dates indicated:


           President and Director   3/26/99
 John Vishnevsky     National Development and     (dated)
           Investment, Inc.


           Vice President, Secretary,    3/26/99
 Stephen P. Kotecki  Treasurer and Director   (dated)
           National Development and
           Investment, Inc.


           President, Treasurer and     3/26/99
 Stephen P. Kotecki  Director                (dated)
           EC Corp.


           Vice President, Secretary     3/26/99
 Thomas Rielly  and Director        (dated)
           EC Corp






* The indicated positions are held in the Corporate General Partners of the Registrant.


                              EXHIBIT 10(H)

                      PROPERTY MANAGEMENT AGREEMENT



     AGREEMENT MADE, this 1st day of November, 1995 (the "Effective Date") by and between
National Real Estate Limited Partnership Income Properties, a Wisconsin limited partnership ("Owner") and National
Realty Management, Inc., a Wisconsin corporation ("NRMI").

     I. APPOINTMENT AND ACCEPTANCE. Owner hereby appoints NRMI, and NRMI hereby accepts appointment, on the terms and conditions hereinafter stated, as the exclusive managing agent of the developments known as: Lock-It Lockers Mini-Warehouses in Tucson and Phoenix, Cave Creek Mini-Warehouse and
Northridge Commons Shopping Center; consisting of 137,586 net rentable sq. ft.

     II. TERM OF AGREEMENT. In the absence of termination under Article VI below, this
Agreement shall remain in effect for a five-year period from the Effective Date and thereafter for additional one-year periods.

     III. RESPONSIBILITIES OF NRMI. NRMI shall have the following authority and shall provide the following services, and the Owner agrees to pay and assume all expenses in connection therewith:

      A. MANAGEMENT STANDARDS. NRMI agrees to furnish the services of its organization and to use its skill and judgment in managing the Project(s).

      B. EMPLOYEES. NRMI shall hire, discharge, and supervise all employees required for the operation and maintenance of the Project(s), and for performance of all other duties required of it hereunder.

      C. ADVERTISING. NRMI shall advertise the Project(s) in a manner which it deems to be appropriate and to display signs thereon. NRMI shall not use Owner's name in any advertising or promotional material without Owner's prior approval. Advertising and promotional material shall be prepared in full compliance with federal, state and municipal fair housing laws, ordinances, regulations and orders.

      D. LEASING. NRMI shall seek prospective tenants and maintain a current list thereof, and shall in the name of and as Owner's agent, sign, renew, extend, modify, terminate and/or cancel leases for the Project(s) or any part thereof without prior approval of Owner. Any residential lease executed for the Owner by NRMI shall not exceed a period of one (l) year, subject to any renewal rights, and shall be on forms provided by NRMI subject to any modification deemed appropriate.

      E. SECURITY DEPOSITS. NRMI shall supervise the collection of tenant. security deposits, hold in an account in Owner's name, and refund the same, or such portion thereof as may be appropriate, at the expiration of leases.

      F. COLLECTION OF RENTS AND OTHER INCOME. NRMI shall exercise reasonable efforts to collect when due all rents, fees, and receipts (collectively, the "Rents") due from tenants and from users, licensees, concessionaires, franchisees and/or lessees of commercial facilities in the Project(s). The Owner hereby authorizes and directs NRMI to request, demand, and receive all Rents which may at any time be or become due to the Owner. All such Rents shall be deposited in an account in the name of the Owner at a bank selected by NRMI with NRMI officers or designees being authorized signatories for withdrawals and shall be hereafter called the "Operating
Account." NRMI may institute suit on behalf and in the name of or as Agent for Owner for collection of Rents and/or eviction of tenants or other parties in default and when expedient, may on behalf and in the name of or as Agent for Owner settle, compromise, and release such actions or suits, or reinstate such tenancies.

      G. MAINTENANCE. NRMI shall make or cause to be made and supervise repairs and alterations on Owner's behalf, in accordance with appropriate standards of appearance, including, but not limited to, interior and exterior cleaning, painting, decorating, plumbing, carpentry, and such other normal maintenance and repair work as may be necessary, or appropriate, subject to any written limitations from Owner. NRMI agrees to secure the prior approval from the OWNER on all expenditures in excess of $2,500 for any one item, except monthly or recurring operating charges and/or emergency repairs, if in the opinion of NRMI such repairs are necessary to protect the Project(s) from damage or to maintain services to the tenants as called for in their leases. NRMI will promptly attempt to notify Owner of any such emergency expenditures.

      H. COMPETITIVE BIDS. Upon Owner's written directive, any maintenance item exceeding $2,500, (other than recurring operating charges and/or emergency repairs), shall be awarded on the basis of competitive bidding, solicited in the following manner:

          1.   A minimum of three (3) written quotations will be obtained.

          2. Each quotation will be solicited in a form so that uniformity will exist in the quotations.

          3. NRMI will provide Owner with all quotations accompanied by NRMI'S recommendations. If NRMI advises acceptance of other than the lowest bidder, NRMI shall furnish reasons in support of its recommendations.

          4.   Owner shall be free to accept or reject any and all quotations.

      I. SERVICE CONTRACTS. NRMI shall negotiate contracts for electricity, gas, fuel, water, telephone, window cleaning, rubbish hauling, laundry facilities, cable television, maintenance and other services or such of them as NRMI shall deem advisable. All such contracts shall be in the name of the Owner and prior to awarding any such contract with a term in excess of one year, NRMI will obtain authorization from Owner.

      J. REAL ESTATE TAXES. Upon Owner's directive, NRMI will obtain and verify bills for real estate and personal property taxes, improvement assessments and other like charges which are or may become liens against the Project(s) and recommend payment or appeal. Tax expenses shall be paid from the Operating Account to the extent of funds available.

      K.  PROPERTY INSURANCE.
          1. NRMI will obtain recommendations for insurance coverage against damage to the Project(s) or persons which might arise out of the occupancy, management, operation, or maintenance of the Project(s). Recommendations will be solicited from qualified commercial agencies and may include fire, extended coverage, boiler and machinery, flood, hazard, wind, hail, tornado, hurricane, and rent loss insurance with a minimum limit of $1,000,000 in liability coverage. Unless Owner shall otherwise direct in writing, NRMI will place such insurance as it determines appropriate for the first year of this Agreement and pay the premiums out of the Operating
Account when due.

2. Any new or existing liability coverage shall include NRMI as an "additional insured." The cost to include NRMI as an additional insured shall be considered an expense of the Owner.

          3. Owner will furnish to NRMI certificates evidencing the existence of public liability and hazard insurance with a minimum limit of $1,000,000. The certificate shall have attached thereto an endorsement that NRMI will be given at least ten (10) days prior written notice of cancellation of or any material change in policy. Unless Owner shall provide such certificate, NRMI may, but shall not be obligated to, place said insurance for periods after the first year of this Agreement, and pay the premiums out of the Operating Account. The hazard insurance shall contain a waiver of Owner's rights of subrogation against NRMI. Any insurance purchased by NRMI shall contain this same waiver of subrogation.

          4. In the event of a major insurance claim, if requested, NRMI will make recommendations to Owner as to how to process the claim. If Owner wishes to have NRMI represent the Owner in the settlement of any major insurance claim, (i.e., over $5,000.00) a separate contract must be negotiated to itemize authority, limits, duties, and additional compensation for such services by
 NRMI.

L. FIDELITY INSURANCE. NRMI shall obtain a fidelity bond with a minimum limit of $25,000 for all employees who are responsible for the handling of money. The certificate shall have attached thereto an endorsement that Owner will be given at least ten (10) days prior written notice of cancellation of or any material change in policy.

      M.  COLLECTION AND DISBURSEMENT OF REVENUE.

1. From the funds collected and deposited by NRMI in the Operating Account, NRMI shall make the following disbursements at the time NRMI deems appropriate:

           (a) Upon written notice from Owner to do so, payments required to be made monthly by the Owner to any mortgagees or land contract vendors, including, (without limitation), the amounts due for principal, interest, mortgage insurance premiums, ground rents, taxes and assessments, and fire and other hazards insurance premiums.
           (b) All sums otherwise due and payable by the Owner as expenses of the Project(s) authorized to be incurred by NRMI under the terms of
               this agreement, including compensation payable to NRMI.

          2. NRMI shall not be obligated to make any advance to or for the account of the Owner or the Project(s) or to pay any sum except out of funds held or provided as aforesaid, nor shall NRMI be obligated to incur any liability or obligation in its own name for the account of the Owner or the Project(s). NRMI shall only contract for services or supplies as Owner's agent with the contracting party agreeing to look only to the Owner for payment. In the event that the balance in the Operating Account is at any time insufficient to pay obligations then due, Owner agrees immediately to remit sufficient funds to cover the deficiency. If, however, NRMI should elect to advance any funds on behalf of the Owner or Project(s), such advances shall accrue interest at the rate provided in Paragraph V.

          3. All obligations or expenses incurred by NRMI hereunder shall be for the account, on behalf, and at the expense of the Owner. Such obligations and expenses shall include, but not be limited to, attorneys' fees, cleaning, and maintenance personnel, handymen, outside contractors, on-site manager, on-site rental agents and other on-site personnel, advertising expenses, telephone, mail, copying and on-site office supplies, and other expenses incurred in the operation or management of the Project(s).

IV. RECORDS AND REPORTS TO OWNER. NRMI shall maintain adequate and separate books and records for the Project(s), the entries for which shall be supported by sufficient documentation to ascertain that said entries are proper and accurate. Such books and records shall be maintained by NRMI at NRMI's principal place of business.

          1. Monthly Reports. NRMI shall furnish to Owner no later than 20 days after the end of each month the following reports:

           a.  Rent Roll
           b.  Ledger/Trial Balance
           c.  Balance Sheet
           d.  Statement of Operations

          2. Records. To support the financial reports, NRMI shall maintain at NRMI's place of business copies of the following:

           a.  All bank statements, bank deposit slips and canceled checks.
           b.  Bank reconciliations.
           c.  Cash receipts records.
           d.  Summaries of adjusting journal entries.
           e. Supporting documentation for payroll, payroll taxes, and employee benefits.

          3. Financial Statements. All financial statements and reports will be prepared on a cash basis except for monthly accruals for real estate taxes, property insurance, replacement reserves, and similar items.

           The information set forth in the reports furnished by NRMI to the Owner are unaudited and cannot necessarily be used for State and Federal Income Tax reporting purposes, and Owner should consult with its own accountant or tax advisor with respect to proper tax reporting.

          4. Examination By Owner. All records, books and accounts shall be subject to examination at reasonable hours by any authorized representative of the Owner. Owner also reserves the right to perform any and all additional audit tests relating to NRMI's activities, either at the Project(s), or at the office of NRMI, provided such audit tests are related to those activities performed by NRMI for Owner. Any and all such audits will be at the sole expense of Owner.

5. Owner Advance Funds. Owner shall advance operating funds in the amount of $2,500 to NRMI to open the Operating Account upon commencement of this Property Management Agreement.

V. COMPENSATION FOR MANAGERIAL SERVICES. For the services rendered hereunder, NRMI shall be entitled to a monthly management fee, (the "Fee"), equal to six percent (6%) of gross receipts from the Lock-It Lockers Mini-Warehouses in Tucson and Phoenix and Cave Creek Mini-Warehouse, and three percent (3%) of gross receipts from Northridge Commons Shopping Center. Gross receipts from the Project(s) shall include revenue from all sources, but excluding revenue from the sale of capital items or refinancing. Such compensation is due on the 5th of each month. NRMI shall also be reimbursed for all sums permitted or required to be advanced by it to or for the benefit of the Project(s). Interest will be charged on all property management fees not paid on the due date. Interest shall accrue at the rate of 1% over prime. Prime shall mean the minimum rate of interest in effect at Firstar Bank (f/k/a First
Wisconsin National Bank of Milwaukee) for its most responsible commercial borrowers for 90-day loans and shall be determined and adjusted at the last day of each month.

     VI.  TERMINATION.
      A. TERMINATION BY 60 DAYS NOTICE. Either the Owner or NRMI may elect to terminate this Agreement at the close of business on the last calendar day of any month by giving written notice of termination to the other party not less than sixty (60) days prior thereto provided, however, if this Agreement is terminated by Owner during the first five (5) years after the Effective Date of the Agreement for any reason whatsoever, except (1) a breach of NRMI's obligations hereunder that has not been cured within 30 days after written notice from Owner or (2) a sale of the Project(s) or the termination, liquidation, or dissolution of the Owner as specified at Paragraph VI. (B) below. NRMI shall be entitled to the compensation for managerial services as defined above in Paragraph V, for each month remaining in the five year period (the "Monthly Termination Fee"), in addition to any other compensation due to NRMI hereunder. The Monthly Termination Fee shall be an amount equal to the gross receipts of the Project(s) for the last full twelve calendar months prior to the termination of NRMI as managing agent divided by twelve. The total of the Monthly Termination Fee shall be paid in one lump sum no later than 30 days following NRMI's termination. If this agreement is terminated by Owner for any breach of NRMI's obligations hereunder which is not cured within 30 days following written notice thereof from Owner, NRMI shall receive no compensation other than as provided in Paragraph V.

      B. SALE OF PROPERTY OR DISSOLUTION OF OWNER. The Owner shall notify NRMI at least sixty (60) days before an anticipated transfer of title of the Project(s) or any portion thereof or before the effective date of the termination, liquidation or dissolution of the Owner. This agreement shall terminate on the effective date of such transfer of title or liquidation, termination or dissolution of the Owner. At the request of Owner prior to such sale, termination, liquidation or dissolution, NRMI shall prepare and make available to Owner such data concerning the Project(s) including tenant lists, rent schedules, security deposits and cost data as are reasonably requested under the circumstances.

C. RETURN OF RECORDS. On termination of this Agreement, a copy of all records in the possession of NRMI pertaining to the operation of the Project(s) together with all supplies or other items of property owned by the Owner, and in NRMI'S possession, shall be forthwith delivered to the Owner at Owner's expense, provided Owner shall have paid all fees due NRMI; and thereafter neither party shall have any further rights or obligations under this Agreement, except for claims relating to personal injury of tenants or invitees or activities or transactions by NRMI on behalf of Owner taking place prior to such termination (for which Owner shall remain responsible in accordance with the terms of this Agreement).

     VII. COOPERATION WITH OWNER'S ACCOUNTANT. NRMI shall cooperate with the Owner's accountant and shall, from time to time, upon request, provide such accountant with such information as is or may be reasonably required to prepare certified annual financial reports for and at the expense of the Owner.

     VIII. OFFICE AT THE PROJECT(S). NRMI, may maintain a management office within the
Project(s) and the Owner shall not be entitled to a rental charge for the same.

     IX. NOTICES. All notices and periodic statements required under this Agreement shall be in writing and shall be given to the Owner or NRMI at the address set forth below or at such other address as they individually may specify thereafter in writing:

      OWNER:   NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME
               PROPERTIES
               9800 West Bluemound Road
                         Wauwatosa, Wisconsin  53226

      NRMI:    NATIONAL REALTY MANAGEMENT, INC.
               9800 West Bluemound Road
                         Wauwatosa, Wisconsin  53226


     X. COVENANTS OF OWNER. In connection with NRMI's duties hereunder and all of its activities in and around the Project(s), Owner promises and agrees to:
      A. Indemnify, defend and save NRMI harmless from all loss, liability, costs, expenses, claims, demands, and/or causes of action (whether valid or invalid) arising directly or indirectly in connection with the Project(s), including but not limited to those based upon claim for damage to property, injuries to or the death of any tenant, employee or other person whomsoever;

      B. Pay all expenses incurred by NRMI, including, without limitation, attorney's fees for counsel employed to represent NRMI or Owner, or both, in connection with any claims by or against tenants or involving any constitutional provision, statute, ordinance, law or regulation of any governmental body pertaining to fair employment, Federal Fair Credit Reporting Act, environmental protection, or fair housing, including, without limitation, those prohibiting or making illegal discrimination on the basis of race, creed, color, religion, or national origin in the sale, rental or other disposition of housing or any services rendered in connection therewith (unless NRMI is finally adjudicated to have deliberately violated the law or to have acted in a personal as opposed to representative capacity at the time of such violation).

     XI.  MISCELLANEOUS.
      A. Owner acknowledges that NRMI does not assume and is given no responsibility for compliance of any building on the Project(s) or any equipment therein with the requirements of any statute, ordinance, law or regulation of any governmental body or of any public authority or official thereof having jurisdiction, except to notify Owner promptly or forward to Owner promptly any written complaints, warnings, notices or summonses received by it relating to such matters. The Owner represents that to the best of its knowledge the Project(s) and such equipment comply with all such requirements and authorizes NRMI to disclose the ownership of the Project(s) to any such officials and agrees to indemnify and hold harmless NRMI its representatives, servants and employees, of and from all loss, cost, expense and liability whatsoever which may be imposed on them or any of them by reason of any present or future violation of such laws, ordinances, statutes or regulations.

      B. COOPERATION. Should any claims, suits or other legal proceedings be made or instituted by any person against Owner or title holder of the Property which arise out of any of the matters relating to this Agreement, NRMI shall give to Owner all pertinent information and reasonable assistance in the defense or other disposition thereof.

     XII. SEVERABILITY. The rights and obligations specified herein are intended to be construed as separate and independent from any other prior, contemporaneous or subsequent agreements among the Parties hereto.
If any of the provisions of this Agreement are judicially held to be invalid, the remainder of this Agreement shall not be affected.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement the date and year first above written.


OWNER: NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES 9800 West Bluemound Road
               Wauwatosa, Wisconsin  53226



   By:    National Development and Investment, Inc
     Corporate General Partner


   By:    /S/ John Vishnevsky
          John Vishnevsky, President


Attest: /S/ Stephen P. Kotecki
     Stephen P. Kotecki, Secretary



   By:    EC Corp.,
     Corporate General Partner


   By:    /S/ Stephen Kotecki
     Stephen Kotecki, President


Attest: /S/ Thomas Rielly
     Thomas Rielly, Secretary


   By:    /S/ John Vishnevsky
     John Vishnevsky,
     Individual General Partner



MANAGER:  NATIONAL REALTY MANAGEMENT, INC.
          9800 West Bluemound Road
          Wauwatosa, Wisconsin  53226




   By:    /S/ Edward G. Carow
     Edward G. Carow, President


Attest: /S/ Anastasia Vishnevsky
     Anastasia Vishnevsky, Secretary

                            POWER OF ATTORNEY



     KNOW BY ALL MEN BY THESE PRESENTS, National Real Estate Limited Partnership Income
Properties and National Development and Investment, Inc. has(ve) made, constituted, and appointed, and, by these presents do(es) hereby make, constitute, and appoint National Realty Management, Inc., 9800 West Bluemound Road,
Milwaukee, Wisconsin 53226, a true and lawful attorney for it (them) in its (their) name, place, and stead to execute and to file any Tax Returns due on and after November 1, 1995, under the provisions of the Social Security Act, now in force or future amendments thereto.

     Dated at Wauwatosa, Wisconsin this 1st day of November, 1995.

                                     NATIONAL REAL ESTATE LIMITED
                                     PARTNERSHIP INCOME PROPERTIES


                                     By: X /S/ John Vishnevsky
                                     John Vishnevsky,
Executed in presence of:             President of National Development and
                                     Investment, Inc. Corporate
X  /S/                               General Partner
     (Witness)



X  /S/
          Attest: X /S/ Stephen P. Kotecki
(Witness)
          Stephen P. Kotecki, Secretary




             By: X /S/ John Vishnevsky
             John Vishnevsky, Individual General
             Partner




                                     By: X /S/ Stephen P.Kotecki
                                     Stephen P Kotechi, President of EC

                                     Corp.,  Corporate General



                                     Attest: X /S/Thomas Rielly

                                     Thomas Rielly, Secretary


              NATIONAL DEVELOPMENT AND
              INVESTMENT, INC., a Wisconsin corporation

                                      By: X /S/ John Vishnevsky
                                      John Vishnevsky,President of



                                     Attest: X /S/Stephen P. Kotecki

                                     Stephen P. Kotecki, Secretary


EC CORP., a Wisconsin corporation


By: X/S/ Stephen Kotecki
Stephen Kotecki, President

Attest: X /S/ Thomas Rielly
Thomas Rielly, Secretary




STATE OF WISCONSIN  )
                    ) ss.
MILWAUKEE COUNTY    )


     Personally came before me this 1st day of November, 1995, that above-named John Vishnevsky and
Stephen P. Kotecki, to me known (or satisfactorily proven) to be the persons who executed the foregoing instrument as President and Secretary of National Development and Investment, Inc., a Wisconsin corporation and corporate general partner of National Real Estate Limited Partnership Income Properties,
 a Wisconsin limited partnership, and
acknowledged to me that they executed the same as President and Secretary of National Development and
Investment, Inc. for the purposes therein contained, being duly authorized to do so.


                    X
                    Notary Public in and for the State of Wisconsin Printed Name: Joyce A. Blazer
                    My Commission  (  ) is permanent; or
                          (x) expires:  7-5-96

 (Notarial Seal)




STATE OF WISCONSIN  )
                    ) ss.
MILWAUKEE COUNTY    )


     Personally came before me this 1st day of November, 1995, that the above-named John Vishnevsky to me known (or satisfactorily proven) to be the person who executed the foregoing instrument as individual general partner of National Real Estate Limited Partnership Income Properties, a Wisconsin limited partnership and acknowledged to me that he executed the same as such individual general partner of said partnership for the purposes therein contained, being duly authorized to do so.


                    X
                    Notary Public in and for the State of Wisconsin Printed Name: Joyce A. Blazer
                    My Commission  (  ) is permanent; or
                          (x) expires:  7-5-96

 (Notarial Seal)


STATE OF WISCONSIN  )
          ) ss.
MILWAUKEE COUNTY    )


     Personally came before me this 1st day of November, 1995, that above-named Stephen Kotecki and
Thomas Rielly, to me known (or satisfactorily proven) to be the persons who executed the foregoing instrument as
President and Secretary of EC Corp., a Wisconsin corporation and corporate general partner of National Real Estate
Limited Partnership Income Properties, a Wisconsin limited partnership, and acknowledged to me that they executed the same as President and Secretary of EC Corp. for the purposes therein contained, being duly authorized to do so.


                    X
                    Notary Public in and for the State of Wisconsin Printed Name: Joyce A. Blazer
                    My Commission  (  ) is permanent; or
                          (x) expires:  7-5-96

 (Notarial Seal)
























J:\WPDOCS\REPORTS\10K-NIP.jwg
                              EXHIBIT 10(I)

                                SUBLEASE


1. PARTIES. This Sublease, effective as of February 1st, 1998, is made by and between National Realty
     Management, Inc. (herein called "Sublessor") and National Real Estate Limited Partnership Income
Properties, a Wisconsin limited partnership (herein called "Sublessee" or "Partnership").

2. PREMISES. Sublessor hereby subleases to Sublessee and Sublessee hereby subleases from Sublessor for the term, at the rental, and upon all the conditions set forth herein, that certain real property situated in the County of Waukesha, State of Wisconsin commonly knows as 1155 Quail Court,
     Pewaukee, WI 53072 and consisting of an undivided 12.517% interest therein.

Said real property, including the land and all improvement thereon, is hereinafter called the "Premises".

3.   TERM.
     3.1 TERM. The term of this Sublease shall be for four (4) years and seven
(7) months
commencing as of February 1, 1998 and ending on August 31, 2002 unless sooner terminated pursuant to any provision hereof.

4. RENT. Sublessee shall pay to Sublessor as rent for the Premises, equal monthly payments of $ 909.92, in advance, on the 1st day of each month of the term hereof. Rent for any month during the term of this Sublease shall be the unconditional obligation of the Partnership. Rent shall be payable in lawful money of the United States to Sublessor at the address stated herein or to such other persons or at such other places as Sublessor may designate in writing.

5.   USE.
     5.1. USE. The Premises shall be used and occupied only for office space.

     5.2. COMPLIANCE WITH LAW.
      (a) Sublessor warrants to Sublessee that the Premises, in its existing state, but without regard to the use which Sublessee will use the Premises, does not violate any applicable building code regulation or ordinance at the time that this Sublease is executed.

(b) Sublessee shall, at Sublessee's expense, comply promptly with all applicable statutes, ordinances, rules, regulations, orders, restrictions of record, and requirements in effect during the term or any part of the term hereof regulating this use by Sublessee of the
 Premises.

     5.3. CONDITION OF PREMISES. Except as provided in paragraph 5.2(a) Sublessee hereby accepts the Premises in their condition existing as of the date of the execution hereof, subject to all applicable zoning, municipal, county and state laws, ordinances, and regulations governing and regulating the use of the
Premises, and accepts this sublease subject thereto and to all matters disclosed thereby and by any exhibits attached hereto.

6.   MASTER LEASE.
     6.1. Sublessor is the lessee of the Premises by virtue of a lease, hereinafter referred to as the "Master Lease," a copy of which is attached hereto marked Exhibit 1, dated August 8, 1997 wherein
National Realty Office Building LLC is the lessor, hereinafter referred to as the Master Lease.

     6.2. This Sublease is and shall be at all times subject and subordinate to the Master Lease.

     6.3. The terms, conditions and respective obligations of Sublessor and Sublessee to each other under this Sublease shall be the terms and conditions of the Master Lese except for those provisions of the Master Lease which are directly contradicted by this Sublease in which event the terms of this Sublease document shall control over the Master Lease. Therefore, for the purposes of this Sublease, wherever in the
Master Lease the word "Lessor" is used it shall be deemed to mean the Sublessor herein and wherever in the Master Lease the word "Lessee" is used it shall be deemed to mean the Sublessee herein.

     6.4. During the term of this Sublease and for all periods subsequent for obligations which have arisen prior to the termination of this Sublease, Sublessee does hereby expressly assume and agree to perform and comply with, for the benefit of Sublessor and Lessor, each and every obligation of Sublessor under the Master Lease except that Sublessee's monetary obligations are limited to 12.517% of the total monetary obligations set forth in the Master Lease.

     6.5. The obligations that Sublessee has assumed under paragraph 6.4 hereof are hereinafter referred to as the "Sublessee's Assumed Obligations". The obligations that Sublessee has not assumed under paragraph 6.4 hereof are hereinafter referred to as the "Sublessor's Remaining Obligations".

     6.6. Sublessee shall hold Sublessor free and harmless of and from all liability, judgments, costs, damages, claims or demands including reasonable attorneys fees, arising out of Sublessee's failure to comply with or perform Sublessee's Assumed Obligations.

     6.7. Sublessor agrees to maintain the Master Lease during the entire term of this Sublease, subject, however, to any earlier termination of the Master Lease without the fault of the Sublessor, and to comply with or perform Sublessor's Remaining Obligations and to hold Sublessee free and harmless of and from all liability, judgments, costs, damages, claims or demands arising out of Sublessor's failure to comply with or perform Sublessor's Remaining Obligations.

7.   CONSENT OF MASTER LESSOR.

     7.1. In the event that the Master Lease requires that Sublessor obtain the consent of Master
Lessor to any subletting by Sublessor then, this Sublease shall not be effective unless, within ten (10) days of the date hereof, Master Lessor signs this Sublease thereby giving its consent to this Subletting.

     7.2. In the event that Master Lessor does give such consent then:
      (a) Such consent will not release Sublessor of its obligations or alter the primary liability of Sublessor to pay the rent and perform and comply with all of the obligations of Sublessor to be performed under the Master Lease.

      (b) The acceptance of rent by Master Lessor from Sublessee or any one else liable under the Master Lease shall not be deemed a waiver by Master Lessor of any provisions of the Master
Lease.

      (c) The consent to this Sublease shall not constitute a consent to any subsequent subletting or assignment.

      (d) In the event of any default of Sublessor under the Master Lease, Master Lessor may proceed directly against Sublessor, any guarantors or any one else liable under the Master Lease or this Sublease without first exhausting Master Lessor's remedies against any other person or entity liable thereon to Master Lessor.

      (e) Master Lessor may consent to subsequent sublettings and assignments of the
Master Lease or this Sublease or any amendments or modifications thereto without notifying Sublessor or any one else liable under the Master Lease and without obtaining their consent and such action shall not relieve such persons from liability.

      (f) In the event that Sublessor shall default in its obligations under the Master
Lease, then Master Lessor, at its option and without being obligated to do so, may require Sublessee to attorn to Master Lessor in which event Master Lessor shall undertake the obligations of Sublessor under this
Sublease from the time of the exercise of said option to termination of this Sublease but Master Lessor shall not be liable for any prepaid rents nor any security deposit paid by Sublessee, nor shall Master Lessor be liable for any other defaults of the Sublessor under the Sublease.

     7.4. The signature of the Master Lessor at the end of this document shall constitute its consent to the terms of this Sublease.

Executed at                          National Realty Management,
on   April 30,1998                   Inc., Sublessor
address 1155 Quail Court
          Pewaukee, WI 53072         By: X  /S/ John Vishnevsky
                                             John Vishnevsky, President

Executed at                          National Real Estate Limited
on   April 30, 1998                  Partnership Income
address 1155 Quail Court             Properties, a Wisconsin limited
                                      partnership,Sublessee
          Pewaukee, WI 53072
                                     By: National Development and
                                     Investment, Inc.,
                                     its general partner

                                     By: X /S/ John Vishnevsky
                                        John Vishnevsky, President


Executed at                          By: X /S/ William J. Finn
on                                      William J. Finn, Owner of
address 5451 N. Kent                    1155 Quail Court, Master Lessor.
            Whitefish Bay, WI  53217



J:\WPDOCS\REPORTS\10K-NIP.jwg

                               EXHIBIT 13

       NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES


BUSINESS

 The Registrant, National Real Estate Limited Partnership Income Properties (the "Partnership"), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to a
Certificate and an Agreement of Limited Partnership, each dated December 18, 1984. As of December 31,
1998, the Partnership consisted of an Individual and two Corporate General Partners and 1,120 Limited
Partners owning 9,004.15 limited partnership interests (the "Interests") acquired at a public offering price of $1,000 per Interest ($9,024,556 net of affiliate discounts). The Interests were sold commencing
January 31, 1985, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933
(Registration #2-95072) as amended. The offering of Interests was concluded on December 18, 1986. The
Individual General Partner is John Vishnevsky and the Corporate General Partners are National Development and Investment, Inc. ("NDII"), a Wisconsin corporation and EC Corp., a Wisconsin corporation. All management decisions are the responsibility of the General Partners.

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

 The Partnership owns and operates four investment properties. During the fiscal year ended December
31, 1985, the Partnership acquired Lock-It Lockers Mini-Warehouse, a self storage mini-warehouse rental complex located in Tucson, Arizona ("Tucson Lock-It Lockers"). Tucson Lock-It Lockers was acquired in four separate Parcels as follows: Parcel I (21,670 net rentable square feet) effective May 1, 1985; Parcel II
(15,575 net rentable square feet) effective July 1, 1985; Parcel III (6,845 net rentable square feet) effective
August 1, 1985; and Parcel IV (5,795 net rentable square feet) effective September 1, 1985. In 1986, the
Partnership continued its investment in properties by acquiring an additional Lock-It Lockers Mini-
Warehouse located in Phoenix, Arizona ("Phoenix Lock-It Lockers"), in three separate parcels, as follows:
Parcel I (18,600 net rentable square feet) effective January 1, 1986; Parcel II (17,625 net rentable square feet) effective February 1, 1986; and Parcel III (22,541 net rentable square feet including 8,000 net rentable square feet for recreational vehicle storage) effective April 1, 1986. The Partnership completed its investment in properties during the fiscal year ended December 31, 1987, when it purchased the two following investment properties, a parcel of land containing one building plus part of a second building out of a total of five buildings of Cave Creek Mini Warehouses in Phoenix, Arizona and Northridge Commons Shopping Center, a community shopping center located in Milwaukee, Wisconsin. These properties are described more fully in this report at Properties. Cave Creek was managed by Enterprise Growth Group ("EGG") from the time the property was purchased through October, 1991. As of November 1, 1991, National Realty Management,
Inc. ("NRMI") took over management of the property. All other Partnership properties were managed by
NRMI since their purchase.

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

 During 1998, the Partnership employed three full-time and six part-time on-site personnel in the following capacities: three managers, four rental agents and two cleaning/maintenance persons. In addition, due to the centralized nature of the Partnership's accounting and management systems, another 16 employees provided various accounting and management services to this and other partnerships. All on-site and partnership employees are supervised by NRMI under its Management Consulting Delegation of Duties and
Property Management Agreements with the Partnership.

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

 There may be conflicts of interest between the Partnership and the General Partners at such time as the Partnership attempts to sell its properties or may compete for tenants with the Partnership's investments.
If properties are being sold, the General Partners will attempt to give equal exposure to competing properties and will sell solely on the basis of purchaser preference. The General Partners will establish asking prices based upon market conditions. The General Partners will follow a policy of renting first on the basis of the tenants' preference and then on the basis of greatest vacancy. In the hiring of resident building managers, the
General Partners will follow a policy of filling the oldest vacancy first.

 The Partnership, by virtue of its ownership in real estate, is subject to federal and state laws and regulations covering various environmental issues. The General Partners are not aware of any potential liability related to environmental issues or conditions that would be material to the Partnership.

 The Partnership is working to resolve the Year 2000 problem. Currently, management has developed an action plan whereby all critical functions are evaluated for compliance. This includes contacting service providers and performing testing to obtain assurance that critical functions will be compliant.

 Management does not expect the cost of the Year 2000 compliance procedures to be material to the
Partnership. In addition, management believes that it is unlikely that a Year 2000 problem would have a material effect on the operations of the Partnership.

 Management is working on a contingency plan should an unforeseen Year 2000 problem occur. This would include a back-up procedure to ensure that all critical functions continue even during a Year 2000 crisis. Management believes it to be unlikely that a contingency plan will need to be utilized.


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

 CAVE CREEK MINI-WAREHOUSE

 Cave Creek Mini-Warehouse is located at 1201 East Cinnabar Avenue, Phoenix, Arizona, on approximately 1.7 acres (the "Complex"). The 747 unit Complex consists of three individual one story and two individual two story buildings. The Partnership's ownership consists of one one-story building and part of one two-story building of the Complex, of which construction was completed in 1985. The Partnership has an interest in the remaining portions of the Complex for access and use of the business office facilities.
National Real Estate Limited Partnerships Income Properties II, another limited partnership of which the
General Partners are general partners, owns the other portion. Security in the Complex is provided by a resident manager and a fenced perimeter with single-gate access.

 The Complex has an aggregate of approximately 46,000 net rentable square feet. The Partnership's property contains approximately 8,200 net rentable square feet, or approximately 18% of the total net rentable square feet of the Complex. Units can be subdivided, if appropriate, in light of demand; therefore, the total unit count may fluctuate. At the time of purchase, the Partnership's property was divided into 91 units.

 NORTHRIDGE COMMONS

 Northridge Commons is a community shopping center located at 8310-8360 West Brown Deer Road,
Milwaukee, Wisconsin, on an outparcel at a major entrance to Northridge Mall, a 1,100,000 square foot regional mall, making Northridge Commons part of a shopping cluster. Constructed in 1981, Northridge
Commons is a masonry building consisting of 7 retail service outlets. Most of the building is 100 feet deep, creating store dimensions of 20'x100' and 25'x100'. Northridge Commons has an aggregate of approximately
20,800 net rentable square feet. All current tenant leases are "triple net" agreements. Asking rents are $8.00 per square foot triple net leases, which is in line with the competition.

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

 The General Partners believe that the Partnership is adequately covered by insurance on the properties.

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

 The Partnership does not have any permanent, long-term financing nor any other financing on its investment properties and does not intend to incur any during the Partnership's life. The Partnership plans to incur capital expenditures for roof replacement and repairs for Tucson Lock-it-Lockers in 1999. Roofing and paving work is scheduled for the Phoenix Lock-It-Lockers. These expenditures will cost approximately
$60,000 and will be funded from the cash flow of operations. The Partnership does not have any other present or planned material commitments for capital improvements.

 The General Partners committed to make loans to the Partnership to the extent necessary for the
Partnership to make cash distributions to the Limited Partners equal to 8% in 1985, 8.25% in 1986, 8.5%
in 1987. However, the maximum the General Partner was required to loan was equal to 3% of the gross offering proceeds. Through December 31, 1998, the Individual General Partner loaned $271,020 to the
Partnership under this commitment, which is the maximum amount under the commitment. The General
Partner's loan shall be repaid with interest equal to 12% or the prime rate plus two percentage points, whichever is lower, solely from sale proceeds of the investment properties. As of December 31, 1998,
$689,228 of interest had accrued on the General Partner loan. During 1998, the Partnership continued distributions with a total of $315,145 to its Limited Partners and $9,747 to the General Partners. The distributions for 1998 equaled 3.5% of the Limited Partners investment. The pay rates prior to 1988 were supplemented by the General Partner Loans, as described above, and the operating results of the properties have not advanced as originally projected. The Partnership's ability to maintain and or increase distributions during 1999 is dependent upon the results of property operations or sales of properties and therefore no assurance as to the distribution amount, if any, can be made.

 Cash generated by the Partnership's investment properties and the sale of such properties are expected to provide funds for the Partnership's liquidity needs and any cash distributions to the Limited Partners. At the current time, the General Partners are evaluating the possible sale of Northridge Commons. No other activity related to the sale of properties has occurred.

 RESULTS OF OPERATIONS

 The Partnership operated four investment properties during 1998. The Partnership began operations in 1985 and made additional property purchases in 1986 and 1987.

 Rental rates in 1998 at Tucson Lock-It Lockers ranged from $28 to $160 in 1998, and $25 to $155 in
1997, depending on the size of the unit. Average occupancy at Tucson Lock-It Lockers was 96% during
1998, compared to 97% in 1997. Marketing efforts are directed primarily toward Yellow Pages advertising which is the main source of traffic. Signs on Tanque Verde have been upgraded in order to lead prospective clients around the corner to the main entrance. There is a marketing program in place with neighboring businesses where we share coupon advertising at several locations. Management participates in the Tanque
Verde Business Association and continues to participate in their marketing and advertising programs.
Competition studies done by management and those done by The Arizona Mini Storage Association show a Tucson area occupancy of around 93%. We are doing better than the neighboring facilities. Newer facilities being built in the area have slightly effected our occupancy. Most of the competition has higher rents because of their amenities, controlled access gates, and air-cooled lockers.

 Rental rates are based on unit size at Phoenix Lock-It Lockers and ranged from $35 to $235 in 1998, and $31 to $235 in 1997. Average annual occupancy at the property was 95% for 1998 and 97% in 1997.
Management uses the Yellow Pages for advertising as well as using client referral coupons, and offering discounts to existing clients for bringing us new clients. Our manager has been attending the Sunnyslope
Business Association meetings in an attempt to capture more business rentals and to keep up with the business networking in the area. Rate increases will need to remain conservative. Our management competition study and information gathered from the Arizona Mini Storage Association indicate the surrounding area is 92% occupied. The market continues to soften in the Phoenix area because of overbuilding of self-storage facilities in the immediate area of the property. The business suites are 100% occupied, with all suites on at least a one year lease.

 At Cave Creek Lock-It Lockers asking rents ranged from $13 to $145 in 1998 and from $15 to $135 in 1997, based on unit size. An increase was put into place in the fourth quarter of 1998. This is an increase on selected lockers of up to 5%. The increase in income has been a direct result of rent increases given to existing tenants, bringing them to current market level. Average annual occupancy was 93% and 95% in 1998 and 1997 respectively. Marketing efforts are directed primarily through the use of Yellow Pages advertising, which is the main source of traffic. Management uses resident referral coupons for all current tenants, offering a discount if they send us new clients. The managers are marketing the lockers to neighboring businesses and apartment communities, using neighborhood business coupon flyers. The General Partners believe marketing efforts and excellent customer service will continue to help occupancy remain strong.

 The marketplace for Cave Creek Lock-It-Lockers continues to soften. Our management competition study and information received from the Arizona Mini Storage Association indicates a high vacancy rate will continue throughout the surrounding area and immediate neighborhood. We are being affected by lower interest rates that are allowing our tenants to purchase homes with their own storage space, and by continued over-building of storage facilities.

 Northridge Commons experienced average annual occupancy of 90% during 1998, compared to 76% in 1997. Occupancy for December 1998 was 91.6% which was the same occupancy rate for December 1997.
Northridge Commons' occupancy began improving when Georgia Carpet Company opened their new store in November 1997.

 Competition studies show that rental rates in the Northridge area are marketed at $6 to $12 per square foot with $8 appearing to be a median. There is still significant vacancy in the area but there have been some positive developments. There are some large square footage stores, or "big box" stores, going into the area that carry a large selection of items for their merchandising focus. At Northridge Commons, as of December
31, 1998, 8.4% or 1,750 square feet of space was vacant. Subsequently, by February 1999, an additional tenant has vacated, increasing vacancies to 12% or 2,500 square feet. Management is actively working to rent the vacant space.

 Net income for the Partnership improved $30,818 or 51% from $60,794 in 1997 to $91,612 in 1998.
The increase was due to an increase in operating revenues of $73,179 and an increase in interest income of
$21,806, offset by an increase in operating expenses of $64,167.

 Total operating revenues increased $73,179 or 7.8% from 1997 to 1998. Operating revenues for 1998 were $198,650 for Northridge Commons, $398,047 for Tucson Lock-It Lockers, $359,846 for Phoenix
Lock-It Lockers, and $53,080 for Cave Creek Lock-It Lockers. Prior year operating revenues were $130,740 for Northridge Commons, $393,679 for Tucson Lock-It Lockers, $363,181 for Phoenix Lock-It Lockers, and $54,231 for Cave Creek Lock-It Lockers. Revenues for Northridge Commons improved due to reduced vacancies in 1998 as compared to 1997. Revenues for the other properties were consistent with those of the prior year. Other operating revenues of the Partnership were $6,009 and $622 for 1998 and 1997, respectively.

 The increase in operating expenses of $64,167 is primarily due to increased maintenance, general operating, and interest expenses. Maintenance expenses increased approximately $31,000, primarily due to exterior painting and repairs, primarily at the Phoenix Lock-It Lockers. General operating expenses increased
$12,328, primarily due to an increase in personnel related costs. Interest expense increased $8,707, primarily due to the compounding of interest on the note payable due the individual general partner. Slight increases in administrative, property taxes, advertising costs, and depreciation make up the balance of the increase.

 Interest income increased $21,806, primarily due to approximately $10,000 of interest earned in 1997, not recorded until 1998.

 Reference is made to Notes 2 and 7 of the Partnership's financial statements for a discussion of various fees charged to the Partnership and the amounts charged to the Partnership by affiliates in 1998.

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






                     Report of Independent Auditors



To The Partners of
NATIONAL REAL ESTATE LIMITED PARTNERSHIP
  INCOME PROPERTIES

We have audited the accompanying balance sheet of National Real Estate Limited Partnership Income
Properties (the Partnership) as of December 31, 1998, and the related statements of operations, partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Partnership as of December
31, 1997, were audited by other auditors whose report dated January 20, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




                                         WOLF AND COMPANY-MILWAUKEE, S.C.
                                             CERTIFIED PUBLIC ACCOUNTANTS


Milwaukee, Wisconsin
February 4, 1999


                NATIONAL REAL ESTATE LIMITED PARTNERSHIP
                            INCOME PROPERTIES

                              BALANCE SHEET
                            DECEMBER 31, 1998

Cash and cash equivalents                      $ 838,841
Escrow deposits and other assets                  33,058
Investment properties, at cost:
Land                                            1,047,695
Building and improvements                       5,682,323
                                                ----------
                                                6,730,018
Accumulated depreciation                       (2,561,582)
                                               -----------
                                                4,168,436
                                                ----------
                                               $5,040,335
                                               ============

        Liabilities and Partners' capital (deficit)
Liabilities:
Tenant security deposits                      $    6,875
Deferred rent                                     49,033
Accrued interest payable to Individual
General Partner                                  689,228
Accrued expenses and other liabilities            80,365
Note payable to individual General Partner       271,020
                                                ---------
                                                1,096,521

Partners' capital:
General Partners (deficit)                       (121,819)
Limited Partners (authorized-10,000 interests;
issued-9,9034.01 interest)                       4,087,304
Less cost of Limited Partner interests held in
Treasury (29.86 interests)                        (21,671)
                                                -----------
                                                 3,943,814
                                                -----------
                                                $5,040,335
                                                ===========



The accompanying notes are an intergral part of these financial statements.


                NATIONAL REAL ESTATE LIMITED PARTNERSHIP

                            INCOME PROPERTIES

                        STATEMENTS OF OPERATIONS
                                                 Year ended Decmeber 31
                                                  1998        1997
                                              -------------------------
Operating revenues:
Rentals                                       $ 906,425     $850,711
Others                                          109,207       91,742
                                               ---------     --------
                                               1,015,632     942,453

Operating expenses:
Operating                                       241,581      229,253
Administrative                                  193,229      188,495
Maintenance                                      84,402       52,941
Depreciation                                    217,834      215,789
Interest                                         94,246       85,539
Property taxes                                  127,347      123,845
Advertising                                      19,704       18,314
                                                ---------    -------
                                                 978,343     914,176
                                                ---------    --------
Income from operations                            37,289      28,277

Interest income                                  54,323       32,517
                                                 -------      --------
Net income (loss)                              $ 91,612     $ 60,794
                                                ========     =========
Net income (loss) attributable to General
Partners (3%)                                  $  2,748     $  1,824
Net income (loss) attributable to Limited
Partners (97%)                                   88,864       58,970
                                                ---------    --------
                                                 91,612       60,794
                                                =========    ========
Net income (loss) per Limited
Partnership Interest                           $    9.87     $   6.55
                                                ==========    ========



The accompanying notes are an intergral part of these financial statements.







                NATIONAL REAL ESTATE LIMITED PARTNERSHIP
                            INCOME PROPERTIES


                   Statement of Partners' Capital (Deficit)
                  STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                                      Cost of
                                                      Partner
                               General   Limited    Interests Held   Total
                               Partners  Partners   in Treasury
                             _______________________________________________

Balances at January 1, 1997   $ (111,076) $ 4,434,699  $  (21,671) $4,301,952
Distriburions to Partners         (5,568)    (180,084)               (185,652)
Net income for the year            1824        58,970                  60,794
                              -----------------------------------------------
BAlances at December 31, 1997   (114,820)   4,343,585     (21,671)  4,177,094
Distributions to Partners         (9,747)    (315,145)               (321,892)
Net income for the year            2,748       88,864                  91,612
                               ----------------------------------------------
Balances at December 31, 1998 $ (121,819) $ 4,087,304  $  (21,671) $3,943,814
                                ==============================================


The accompanying notes are an intergral part of these financial statements.




                NATIONAL REAL ESTATE LIMITED PARTNERSHIP
                            INCOME PROPERTIES

                        STATEMENTS OF CASH FLOWS

                                                  Year Ended December 31
                                                        1998        1997

Net income for the year                              $  91,612  $  60,794
Adjustments to reconcile net income to net cash
provided by activities:
Depreciation                                           217,834    215,789
Changes in operationg assets and liabilities:
Escrow deposits and other assets                        (18,787)    1,321
Tenant security deposits                                 1,345         76
Defferred rent                                          19,532      2,877
Accrued expenses and other liabilities                  94,467     77,821
                                                       ---------  --------
Net cash provided by operating activities               406,003   358,678

Additions to investment properties                      (32,438) (152,352)

Destributions to Partners                              (324,892)  (185,652)
                                                       ---------  ---------

Increase (decrease) in cash and cash equivalents         48,673    20,674
Cash and cash equivalents at beginning of year          760,168   769,494
                                                       --------   --------
Cash and cash equivalents at end of year                838,841   790,168
                                                       =========  ========

The accompanying notes are an intergral part of these financial statements.



                NATIONAL REAL ESTATE LIMITED PARTNERSHIP
                            INCOME PROPERTIES

                      NOTES TO FINANCIAL STATEMENTS

                  FOR THE YEAR ENDED DECEMBER 31, 1998

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

The partnership consists of three General Partners, National Development and Investment, Inc., John
Vishnevsky, and EC Corp., and 1,120 Limited Partners at December 31, 1998. Mr. Vishnevsky is the president and sole stockholder of National Development and Investment, Inc.

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
                                  1998                1997
                              GAAP    Tax         GAAP     Tax
                              Basis    Basis      Basis    Basis
                                         (In Thousands)

Total assets                  $ 5,040  $ 4,606   $5,158    $ 5,775

Partners' capital
General Partners (deficit)       (122)    (113)    (115)      (107)
Limited Partners                4,087    5,298    4,292      5,484

Net income (loss)
General Partners                    3         4       2          2
Limited Partners                    89      129      59          6
____________________________________________________________________________




                NATIONAL REAL ESTATE LIMITED PARTNERSHIP
                            INCOME PROPERTIES

                NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                  FOR THE YEAR ENDED DECEMBER 31, 1998


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

The Partnership evaluates the investment property periodically for indication of impairment including recurring operating losses and other significant adverse changes in the business climate that affect the recovery of the recorded asset value. If investment property is considered impaired, a loss is provided to reduce the net carrying value of the asset to its estimated fair value. Management is not aware of any indicator that would result in any significant impairment loss for the year ended
December 31, 1998.

FEES TO AFFILIATES

Property management fees are payable currently to the General Partners or affiliates of the General
Partners. Fees for property management and rental services are being charged to expense over the period property management services are being performed.





                NATIONAL REAL ESTATE LIMITED PARTNERSHIP
                            INCOME PROPERTIES

                NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                    FOR YEAR ENDED DECEMBER 31, 1998


2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ALLOCATIONS AND DISTRIBUTIONS

Pursuant to the Agreement , net income and loss from operations (exclusive of those from the sale or disposition of Partnership properties) are to be allocated 97% to the Limited Partners and 3% to the General Partners. Any gains from the sale or disposition of Partnership properties are to be allocated first to the General Partners and Limited Partners with deficit net capital accounts; then to the Limited Partners in an amount equal to their initial capital investment plus any amount remaining to be paid and paid under their cumulative preference; then to the General Partners in an amount equal to the proceeds of such sale distributed to them; and all remaining amounts are to be allocated to the Limited Partners provided that at least 3% of the gain from sale or disposition would be allocated to the General Partners. Losses from the sale or other disposition of Partnership properties are to be allocated 97% to the Limited Partners and 3% to the General Partners.

Cash available for distribution, as defined in the Agreement, will be distributed 97% to the Limited
Partners and 3% to the General Partners. After the repayment of any General Partner loans, sales proceeds will be distributed as follows: (1) 97% to the Limited Partners and 3% to the General
Partners until the Limited Partners have received (A) 100% of their initial capital investment and (B) cumulative, non-compounded distributions of sales proceeds, in excess of the amount required in
(A), and cash available for distribution equal to 6% per annum on their initial capital investment, with the 3% to the General Partners subordinated to payment of the amounts in
(A) and (B) to the
Limited Partners; (2) to an affiliate of the General Partners, an affiliate of the General Partners, an amount equal to its subordinated real estate commission (up to 3% of the aggregate selling price of all properties); (3) 88% to the Limited Partners and 12% to the General Partners, with such payments to the General Partners subordinated to a total return to the Limited Partners of (A) 100% of their initial capital investment plus (B) a cumulative preference of 10% per annum of their initial capital investment.

NET INCOME PER LIMITED PARTNERSHIP INTEREST

Net income per Limited Partnership interest is based on 97% of net income as allocated to the
Limited Partners divided by the weighted average number of interests outstanding during the year.

                NATIONAL REAL ESTATE LIMITED PARTNERSHIP
                            INCOME PROPERTIES

                NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                    FOR YEAR ENDED DECEMBER 31, 1998


3.  INVESTMENT PROPERTIES

Investment properties consist of the following at December 31, 1998:


                                                             Costs Capitalized
                                                                Subsequent to
                                   Initial Cost to Partnership  Acquisiton of
                                              Buildings and     Building and
Description                          Land     Improvements      Improvements

                                             (In Thousands)

Lock-it-Lockers Mini-Warehouses
Tucson, Arizona                 $    253    $   1,748             $  157
Lock-It-Lockers Mini-Warehouses
Phoenix, Ariona                      222        1,999                 90
Northridge Commons Shopping Center
Milwaukee, Wisconsin                 699        1,747                202
Cave Creek-Phase I Mini-Warehouses
Phoenix, Arizona                      94          301                  3
                                ------------------------------------------
                                $  1,268    $   5,795             $  452
                                ==========================================
                                   Gross Amount at Which Carried
                                           Buildings and          Accumulated
Description                          Land  Improvements    Total  Depreciation

                                             (In Thousands)

Lock-it-Lockers Mini-Warehouses
Tucson, Arizona                 $    253    $   1,905   $  2,158  $   830
Lock-It-Lockers Mini-Warehouses
Phoenix, Ariona                      222        2,089      2,311      899
Northridge Commons Shopping Center
Milwaukee, Wisconsin                 479        1,384      1,863      174
Cave Creek-Phase I Mini-Warehouses
Phoenix, Arizona                      94          304        398      119
                                ------------------------------------------
                                $  1,048    $   5,682   $  6,730  $ 2,562
                                ==========================================





                NATIONAL REAL ESTATE LIMITED PARTNERSHIP
                            INCOME PROPERTIES

                NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                    FOR YEAR ENDED DECEMBER 31, 1998

3.  INVESTMENT PROPERTIES (CONTINUED)

Description                         Date of Construction    Date Acquired

Lock-it-Lockers Mini-Warehouses
Tucson, Arizona                           1976                 May, 1985
Lock-It-Lockers Mini-Warehouses
Phoenix, Ariona                           1976             January, 1986
Northridge Commons Shopping Center
Milwaukee, Wisconsin                      1981                 May, 1987
Cave Creek-Phase I Mini-Warehouses
Phoenix, Arizona                          1985               April, 1987

There were no encumbrances on the investment properties at December 31, 1998. The accumulated depreciation reported for federal income tax purposes is $3,780,900 at December 31, 1998.

A reconciliation of the cost and accumulated depreciation of the investment properties for financial reporting purposes follows:

                                     Year ended  December 31
                                       1998        1997
                                          (In Thousands)
Cost:
Balance at beginning of year          $  6,698   $  6,545
Additions to investment properties          32        153
                                        ------     -------
Balance at end of year                $  6,730   $  6,698
                                       ========   ========
Accumulated depreciation:
Balance at beginning of year          $  2,344   $  2,128
Provision for the year                     218        216
                                        ------      -----
Balance at end of year                $  2,562   $  2,344
                                        ======      =====



                NATIONAL REAL ESTATE LIMITED PARTNERSHIP
                            INCOME PROPERTIES

                NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                    FOR YEAR ENDED DECEMBER 31, 1998


4.  IMPAIRMENT OF ASSETS

In accordance with FASB Statement No. 121, "Accounting for the Impairment of long-lived Assets and for long-lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During 1996, the Partnership determined that an impairment to the asset value of a retail shopping center known as Northridge Commons had occurred, resulting from the loss of a significant anchor tenant and deteriorating market conditions caused by an economically depressed area where the property is located. Based on these factors, the Partnership wrote down assets with a carrying value of approximately $1,880,000 by $785,000 to their estimated fair value.
Fair value was based on estimated future cash flows to be generated from the property, discounted at a market rate of interest.

5.  INCOME TAXES

The Partnership pays no income taxes. Partnership losses or income and taxes attributable thereto will be the responsibility of the various Partners.

Differences between the net income as reported herein and the net income
(loss) reported for federal
income tax purposes arise primarily from timing differences related to depreciation and other GAAP basis adjustments. The following is a reconciliation of the reported net income (loss) and the net income reported for federal income tax purposes:
                                                       Year emded December 31
                                                          1998        1997
Net income (loss) reported in th efinancial statements $  91,612   $  60,794
Add (deduct):
Depreciation                                             (52,729)    (78,217)
Other                                                     94,245      85,539
                                                         --------     -------
Net income reported for federal income tax purposes    $ 133,128   $  68,116
                                                         ========     =======


                NATIONAL REAL ESTATE LIMITED PARTNERSHIP
                            INCOME PROPERTIES

                NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                    FOR YEAR ENDED DECEMBER 31, 1998


  6.  LEASES

  The Partnership is the lessor of a shopping center under operating leases
expiring   in various
  years to 2002.  Certain of the shopping center leases provide for contingent
rentals   based on
  specified percentages of gross sales of the tenants.  Contingent rentals from
operating   leases
  amounted to $0 in 1998 and $0 in 1997.

At December 31, 1998, future minimum lease payments receivable under noncancellable operating leases with remaining terms of one year or more are as follows:

                1999                            $   119,983
                2000                                107,225
                2001                                 85,528
                2002                                 68,508
                2003                                      -


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

  NATIONAL REALTY MANAGEMENT, INC. (NRMI)

  NRMI charged the Partnership for property management fees
($53,675--1998 and $53,705--1997).  Monthly fees represent 6% of gross receipts from the Lock-It-Lockers Mini-Warehouses in Tucson and Phoenix and Cave Creek Mini-Warehouse, and 3% of gross receipts from
  Northridge Commons Shopping Center.

  The Partnership also paid $50,844 and $56,923 in 1998 and 1997, respectively,
for   the
  reimbursement of accounting and administrative expenses incurred by NRMI on
behalf   of the
  Partnership.

                NATIONAL REAL ESTATE LIMITED PARTNERSHIP
                            INCOME PROPERTIES

                NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                    FOR YEAR ENDED DECEMBER 31, 1998



  7.  TRANSACTIONS WITH AFFILIATED PARTIES (CONTINUED)

  NATIONAL DEVELOPMENT AND INVESTMENT, INC.

  The Partnership paid National Development and Investment, Inc. (NDII) for the reimbursement of expenses totaling $109,101 and $93,363 in 1998 and 1997, respectively, for administrative expenses incurred on behalf of the Partnership.

  INDIVIDUAL GENERAL PARTNER

  The note payable to the Individual General Partner is payable from proceeds of
the   sale or
  other disposition of investment properties, with interest compounded monthly
at   a bank's prime rate plus 2% (9.75% at December 31, 1998) or 12%, whichever is lower.  The
  Partnership incurred interest ($94,246--1998 and $85,539--1997) in connection
with   this
  note.  No interest was paid in any year with respect to this note.

  8.  FAIR VALUES OF FINANCIAL INSTRUMENTS

  CASH, CASH EQUIVALENTS AND DEBT

  The carrying amount reported in the balance sheet for cash and cash
equivalents   and debt
  approximates its fair value due to the short term nature of each.


                                                               Exhibit 23


                       CONSENT OF INDEPENDENT AUDITORS



  We consent to the incorporation by reference in this Annual Report (Form
10-KSB)   of National Real
  Estate Limited Partnership Income Properties of our report dated February 4,
1999,   included in the
  1998 Annual Report to Partners of National Real Estate Limited Partnership
Income   Properties.




                                                       /S/ WOLF & COMPANY

  Milwaukee, Wisconsin
  March 26, 1999




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


  The Partnership Form 10-KSB for 1998 which is filed with the Securities and
Exchange   Commission,
  will be furnished at no charge to partners upon written request directed to:
National   Development
  and Investment, Inc., Attn: Partnership Management, 1155 Quail Court,
Pewaukee,   Wisconsin
  53072-3703.













  J:\WPDOCS\REPORTS\10K-NIP.jwg