Form 10QSB
period 1999-03-31
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES
filed 1999-05-13
CIK 759857

U. S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC 20549

                               FORM 10-QSB
(Mark One)

(  X )    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

     For the quarterly period ended   March 31, 1999

(     )   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

     For the transition period from                     to
          Commission File Number: 0-14453

            National Real Estate Limited Partnership IncomeProperties

    (Exact name of small business issuer as specified in its charter)

Wisconsin                                              39-1503893
(State or other jurisdictiON                             (I.R.S.Employer
incorporation or organization)                        Identification Number)



1155 Quail Court, Pewaukee, Wisconsin                         53072-3703
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




                                  INDEX




                                                                     PAGE

 PART I. FINANCIAL INFORMATION

     Balance Sheet (unaudited) - March 31, 1999
          and December 31, 1998. . . . . . . . . . . . . . . . . . . . .2

     Statement of Operations (unaudited) -
          Three months ended  March 31, 1999 and 1998. . . . . . . . . .3

     Changes in Partners' Capital (unaudited) -
          Three months ended March 31, 1999 and 1998 . . . . . . . . . .4

     Statements of Cash Flows (unaudited) -
          Three months ended March 31, 1999  and 1998. . . . . . . . . .5

     Notes to Financial Statements (unaudited) . . . . . . . . . . .6 - 7

     Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . . . .8 - 9


PART II. OTHER INFORMATION AND SIGNATURES. . . . . . . . . . . . .10 - 11


                    PART I. FINANCIAL INFORMATION
              NATIONAL REAL ESTATE LIMITED PARTNERSHIP-IP
                (A Wisconsin Limited Partnership)
                        BALANCE SHEET
                        (Unaudited)

                                               March 31,    December 31,
                                                 1999           1998

ASSETS

Current Assets

Cash                                              $855,211    $838,841

Other Assets                                        15,144      33,058

Other Assets

Investment properties, at cost

Land                                             1,047,695   1,047,695

Buildings and improvements                       5,682,323   5,682,323
                                             _________________________



                                                 6,730,018   6,730,018



Less accumulated depreciation                    2,614,242   2,561,582
                                             _________________________



                                                 4,115,776   4,168,436
                                             _________________________



                                                 4,986,131   5,040,335
                                             =========================



LIABILITIES AND PARTNERS' CAPITAL



Liabilities:

Tenant security deposits                            $6,875      $6,875

Rents received in advance                           37,798      49,033

Accrued interest payable to individual             712,825     689,228
General Partner

Accrued expenses and other liabilities              86,599      80,365

Note payable to Individual General Partner         271,020     271,020
(Note 5)
                                             _________________________



                                                 1,115,117   1,096,521



Partners' Capital (deficiency):

General Partners                                ($124,003)  ($121,819)

Limited Partners                                 4,016,688   4,087,304
(authorized

Less 29.86 Interests held in Treasury             (21,671)    (21,671)
                                             _________________________



                                                 3,871,014   3,943,814
                                             _________________________



                                                $4,986,131  $5,040,335
                                             =========================

SEE NOTES TO FINANCIAL STATEMENTS.

                NATIONAL REAL ESTATE LIMITED PARTNERSHIP-IP
                        (A WISCONSIN LIMITED PARTNERSHIP)
                              INCOME STATEMENT
                                 (UNAUDITED)




                             THREE MONTHS ENDED
                                   March 31,


                                   1999      1998

INCOME

Operating income               $223,478  $231,823

Other income                     25,366    26,677
                             _________________________________________



   Total Income                 248,844   258,500



OPERATING EXPENSES

Property operating expenses     113,063    98,357

Depreciation                     52,659    52,094

Interest expense                 23,597    22,932

Administrative expense           49,538    44,749
                             _________________________________________



   Total Expenses               238,857   218,132
                             _________________________________________



INCOME (LOSS) FROM OPERATIONS     9,987    40,368

OTHER INCOME (EXPENSES)
                             _________________________________________

Interest income                  10,040     5,457
                             _________________________________________



NET INCOME (LOSS)               $20,027   $45,825
                             =========================================

Net Income (Loss)                  $601    $1,375
attributable to
General Partners (3%)

Net Income (Loss)               $19,426   $44,450
attributable to
Limited Partners (97%)

Per Limited Partnership Interest
Outstanding-9,004.15 Interests     $2.16     $4.94


SEE NOTES TO FINANCIAL STATEMENTS.

               NATIONAL REAL ESTATE LIMITED PARTNERSHIP-IP
                    (A WISCONSIN LIMITED PARTNERSHIP)
                      CHANGES IN PARTNERS' CAPITAL
                               (UNAUDITED)


                                     Limited      General
                                    Partners     Partners        Total

QUARTER ENDED MARCH 31, 1999

Partners' Equity, beginning       $4,065,633   ($121,819)  $3,943,814
of quarter

Distributions                       (90,042)      (2,785)     (92,827)

Net Income (Loss)                    19,426           601       20,027

Partners' Equity, end of quarter   $3,995,017   ($124,003)  $3,871,014



LIMITED PARTNER'S EQUITY IS NET OF 28.86 INTERESTS HELD IN TREASURY OF
($21,671).




QUARTER ENDED MARCH 31, 1998

Partners' Equity, beginning       $4,291,914   ($114,820)   $4,177,094
of quarter

Distributions                       (45,021)      (1,392)     (46,413)

Net Income (Loss)                     44,450        1,375       45,825

Partners' Equity, end of quarter   $4,291,343    (114,837)   $4,176,506



LIMITED PARTNER'S EQUITY IS NET OF 29.86 INTERESTS HELD IN TREASURY OF
($21,671).







                NATIONAL REAL ESTATE LIMITED PARTNERSHIP-IP
                         (A Wisconsin Limited Partnership)
                            Statement of Cash Flows
                                (Unaudited)




                                                  Three Months Ended
                                                       March 31,


                                                    1999          1998

OPERATING ACTIVITIES

Net income (loss) for the period                 $20,027       $45,825

Adjustments to reconcile net income (loss) to

Net cash used in operating activities:

Depreciation                                      52,659        52,094



Changes in operating assets and liabilities:

Escrow deposits & other assets                    17,914       (6,490)

Tenant security deposits                               0             0

Rents received in advance                       (11,235)         1,711

Accrued expenses and other liabilities            29,832        38,631
                                              ________________________



NET CASH PROVIDED BY OPERATING ACTIVITIES        109,197       131,771



INVESTING ACTIVITIES:

Additions to investment property                       0             0



FINANCING ACTIVITIES:

Distributions to partners                       (92,827)      (46,413)
                                              ________________________



INCREASE IN CASH                                  16,370        85,358



CASH AT BEGINNING OF PERIOD                      838,841       790,169
                                              ________________________



CASH AT END OF PERIOD                           $855,211      $875,527
                                              ========================



SEE NOTES TO FINANCIAL STATEMENTS.

       NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
                    (A WISCONSIN LIMITED PARTNERSHIP)
                      NOTES TO FINANCIAL STATEMENTS
                               (UNAUDITED)
                             MARCH 31, 1999


1. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the
     National Real Estate Limited Partnership Income Properties annual report for the year ended
     December 31, 1998. Refer to the footnotes of those statements for additional details on the
     Partnership's financial condition. The operating results for the period ended March 31, 1999, may not be indicative of the operating results for the entire year.

2. National Real Estate Limited Partnership Income Properties (the "Partnership") was organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated
     December 18, 1984, for the purpose of investing in residential, commercial, and industrial real properties. John Vishnevsky and National Development and Investment, Inc., contributed the sum of $6,000 to the Partnership as General Partners. The Limited Partnership Agreement authorized the issuance of 10,000 Limited Partnership Interests (the "Interests") at $1,000 per Interest with the offering period commencing January 31, 1985. Upon conclusion of the offering in December 1986, the Partnership had raised $9,024,556 in capital representing 9,034.01 Interests.

3. National Realty Management, Inc. (NRMI): The Partnership incurred property management fees of
     $13,340 under an agreement with NRMI for the three month period ended March 31, 1999.

4. Real estate taxes are charged to operations based on actual taxes paid for the prior year and are adjusted for normal annual increases. Taxes for Tucson Lock-It Lockers, Phoenix Lock-It Lockers,
     Cave Creek Lock-It Lockers, and Northridge Commons are being accrued monthly at $5,635,
     $2,230, $524, and $2,157, respectively.

5. As outlined in the prospectus, the General Partners agreed to make loans to the Partnership up to an aggregate of 3% of the gross proceeds of the offering to the extent necessary to provide distributions to the limited partners at annualized rates equal to 8% in 1985, 8.25% in 1986, and 8.5% in 1987.
     The loan will be repaid solely from sales proceeds, with compounding interest equal to the cost of their funds or 12%, whichever is lower. As of March 31, 1999, interest totaling $712,825 has accrued.

6. Northridge Commons' tenants pay monthly fixed rent payments plus estimated charges for taxes, costs of insurance premiums, administrative costs, and operating expenses with respect to common areas.

7. In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets
     and for Long-Lived Assets to be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During 1996, the Partnership determined that an impairment to the asset value of a retail shopping center known as Northridge Commons had occurred, resulting from the loss of a significant anchor tenant and deteriorating market conditions caused by an economically depressed area where the property is located. Based on these factors, the Partnership wrote down assets with a carrying value of approximately $1,880,000 by $785,000 to their estimated fair value.
     Fair value was based on estimated future cash flows to be generated from the property, discounted at a market rate of interest.



       NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
                    (A WISCONSIN LIMITED PARTNERSHIP)
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             MARCH 31, 1999

The Partnership currently owns and operates four investment properties; Tucson Lock-It Lockers, a 49,885 net rentable square foot mini warehouse complex in Tucson, Arizona; Phoenix Lock-It Lockers, a 58,766 net rentable square foot mini warehouse complex in Phoenix, Arizona; a portion of Cave Creek Lock-It
Lockers containing 8,236 of 46,028 net rentable square feet in Phoenix, Arizona; and Northridge Commons, a 20,800 net rentable square foot community shopping center in Milwaukee,
 Wisconsin.

National Real Estate Limited Partnership Income Properties-II ("NRELPIP-II") owns the remaining portion of Cave Creek Lock-It-Lockers. NRELPIP-II is a Wisconsin limited partnership, affiliated with the General partners.

Occupancy based upon net rentable square feet for the first quarter averaged 91.53% for Tucson Lock-It
Lockers; 92.27% for Phoenix Lock-It Lockers; 88.89% for Northridge Commons; and 89.66% for Cave
Creek Lock-It Lockers. This compares to an average of 96.74% for Tucson Lock-It Lockers; 96.02% for
Phoenix Lock-It Lockers; 91.55% for Northridge Commons; and 93.28% for Cave Creek Lock-It Lockers during the same period of 1998.

The Competition Study and information gathered from the Arizona Mini-Storage Association show the greater Tucson area occupancy of just slightly over 91% occupied for Tucson Lock-It Lockers area and 91%
to 88% occupied for the Phoenix Lock-It Lockers and Cave Creek Lock-It Lockers area. The market continues to soften in the Phoenix area due to the over-building of self storage facilities within a 5-mile radius of the properties.

Rental rates for the first quarter of 1999 for Phoenix Lock-It Lockers range from $35 to $235. The market rental rates have remained the same since the third quarter of 1997. Rental incentives are offered on selected locker sizes.

Cave Creek rental rates currently range from $11.00 to $145.00 for the first quarter of 1999. Current rental rates for the first quarter of 1999 for Tucson Lock-It Lockers range from $25.00 to $160.00.

Northridge Commons is being marketed at $12 per square foot. Rental rates for similar types of retail space in the Northridge area range from $6 to $15 per square foot.

Northridge Commons currently has 2,500 square feet of vacant space. This increased from 1,750 sq. ft.
vacant space at December 31, 1998, due to a tenant occupying 750 sq. ft. that moved during the first quarter of 1999.

Three Months Ended March 31, 1999, and 1998

Net income decreased $25,798 from $45,825 for the quarter ended March 31, 1998, to $20,027 for the quarter ended March 31, 1999. This decrease was due to a decrease of total income of $9,656, an increase in operating expenses of $20,725, offset by an increase in interest income of $4,583.

The decrease in total income of $9,656 was due to a decrease in operating income of $8,345 and a decrease in other income of $1,311. The decrease in operating income was primarily due to increased vacancies at all properties, mainly due to more competitive market conditions. Other income decreased slightly, mainly due to a decrease in late charge fees earned.

The increase in operating expenses of $20,725 was primarily due to increased operating expenses, which increased from $98,357 to $113,063, for the quarter ended March 31, 1998, and 1999 respectively. Operating expenses increased as compared to 1998, primarily due to the timing of advertising in 1999 as compared to 1998 and additional snow removal expenses in 1999 as compared to 1998.

Cash distributions for the quarter ended March 31, 1999, and March 31, 1998, were $92,827 and $46,413, respectively. These distributions were allocated, as required, 97% to the Limited partners and 3% to the General Partners.

PART II. OTHER INFORMATION



ITEM 6(B). REPORTS ON FORM 8-K

There were no reports on Form 8-K for the quarter ended March 31, 1999.

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                National Real Estate Limited Partnership
                                         Income Properties

                                        (Registrant)




Date        /S/May 7, 1999             /S/        John Vishnevsky
                                                  John Vishnevsky
                                              President and Chief Operating and
                                                   Executive Officer
                                     National Development and Investment, Inc.
                                                  Corporate General Partner


Date       /S/May 7, 1999              /S/        John Vishnevsky
                                                           John Vishnevsky
                                       Chief Financial and Accounting Officer



Date       /S/May 7, 1999                         Stephen P. Kotecki
                                                  Stephen P. Kotecki
                                                        President
                                                        EC Corp
                                                Corporate General Partner

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                National Real Estate Limited Partnership
                                           Income Properties

                                              (Registrant)




Date        May 7, 1999
                                           John Vishnevsky
                                President and Chief Operating and
                                           Executive Officer
                                National Development and Investment, Inc.
                                         Corporate General Partner



Date        May 7, 1999
                                           John Vishnevsky
                                 Chief Financial and Accounting Officer



Date        May 7, 1999
                                           Stephen P. Kotecki
                                               President
                                                EC Corp
                                        Corporate General Partner











J:\WPDOCS\REPORTS\10Q-NIP-1st qtr.jwg