Form 10QSB
period 1999-06-30
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES
filed 1999-08-12
CIK 759857

U. S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC 20549

                               FORM 10-QSB
(Mark One)

(  X )    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the quarterly period ended   June 30, 1999

(    )    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

           For the transition period from ____________  to  _____________
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

- - - - - - - - - - - - - - - - - - N/A- - - - - - - - - - - - - - - - - -
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__   No _____


       NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES



                                  INDEX


                                                                     PAGE

PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . .2

          Balance Sheet (unaudited) - June 30, 1999
               and December 31, 1998 . . . . . . . . . . . . . . . . . .2

          Statement of Operations (unaudited) -
               Three and Six  months ended  June 30, 1999, and 1998. . .3

          Statements of Cash Flows (unaudited) -
               Six months ended June 30, 1999,  and 1998 . . . . . . . .4

          Statement of Changes in Partners' Equity (unaudited) -
               Six months ended June 30, 1999 and 1998 . . . . . . . . .5

          Notes to Financial Statements (unaudited). . . . . . . . . . .6


     Item 2. Management's Discussion and Analysis or Plan of Operation .8


PART II. OTHER INFORMATION

     Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . 11

     Item 2. Changes in Securities and Use of Proceeds . . . . . . . . 11

     Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . 11

     Item 4. Submission of Matters to a Vote of Security Holders . . . 11

     Item 5. Other information . . . . . . . . . . . . . . . . . . . . 11

     Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 11




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                NATIONAL REAL ESTATE LIMITED PARTNERSHIP-IP
                     (A Wisconsin Limited Partnership)
                                BALANCE SHEET
                                 (Unaudited)

                                               June 30,   December 31,
                                                 1999       1998

ASSETS

Current Assets

Cash                                              $802,294    $838,841

Other Assets                                        15,350      33,058

Other Assets

Investment properties, at cost

Land                                             1,047,695   1,047,695

Buildings and improvements                       5,708,772   5,682,323
                                                ___________  __________



                                                 6,756,467   6,730,018



Less accumulated depreciation                    2,667,415   2,561,582
                                                __________    _________



                                                 4,089,052   4,168,436
                                                 __________  __________



                                                $4,906,696  $5,040,335
                                                ==========  ==========



LIABILITIES AND PARTNERS' CAPITAL



Liabilities:

Tenant security deposits                            $6,895      $6,875

Rents received in advance                           40,101      49,033

Accrued interest payable to Individual             736,585     689,228
General Partner

Accrued expenses and other liabilities              75,776      80,365

Note payable to Individual General Partner         271,020     271,020
                                                  _________   _________



                                                 1,130,377   1,096,521



Partners' Capital (deficiency):

General Partners                                ($126,844)  ($121,819)

Limited Partners                                 3,924,834   4,087,304
(authorized

Less 29.86 Interests held in Treasury             (21,671)    (21,671)
                                                 _________    _________



                                                 3,776,319   3,943,814
                                                 __________   ________



SEE NOTES TO FINANCIAL STATEMENTS.              $4,906,696  $5,040,335




                NATIONAL REAL ESTATE LIMITED PARTNERSHIP-IP
                     (A WISCONSIN LIMITED PARTNERSHIP)
                         STATEMENT OF OPERATIONS
                                (UNAUDITED)



                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                 June 30,               June 30,

                                   1999      1998      1999      1998

INCOME

Operating income               $219,199  $224,770  $442,677   $456,593

Other income                     15,348    21,790    40,714     48,468
                                ________   _______  _______    _______



   Total Income                 234,547   246,560   483,391    505,061



OPERATING EXPENSES

Property operating expenses     113,190   113,114   226,253    211,473

Depreciation                     53,174    52,095   105,833    104,189

Interest expense                 23,760    23,539    47,357     46,471

Administrative expense           57,429    55,715   106,967    100,464
                                _______    ______   _______    _______



   Total Expenses               247,553   244,463   486,410    462,597
                                _______   _______  ________    _______



INCOME (LOSS) FROM OPERATIONS  (13,006)     2,097   (3,019)     42,464
                                _______     _____   ________   _______

OTHER INCOME (EXPENSES)

Interest income                  11,137    13,323    21,177     18,780
                                 ______    ______    _______   _______



NET INCOME (LOSS)              ($1,869)   $15,420   $18,158    $61,244
                               ========   =======    ======     ======

Net Income (Loss)                 ($56)      $463      $545     $1,837
attributable to
General Partners (3%)

Net Income (Loss)              ($1,813)   $14,957   $17,613    $59,407
attributable to
 Limited Partners (97%)

Per Limited Partnership Interest($0.20)     $1.66     $1.96      $6.60
Outstanding -9,004.15 Interest
SEE NOTES TO FINANCIAL STATEMENTS.


                   NATIONAL REAL ESTATE LIMITED PARTNERSHIP-IP
                        (A Wisconsin Limited Partnership)
                             Statement of Cash Flows
                                  (Unaudited)


                                                    Six Months Ended
                                                        June 30,

                                                    1999          1998

OPERATING ACTIVITIES

Net income (loss) for the period                 $18,158       $61,244

Adjustments to reconcile net income (loss) to

Net cash used in operating activities:

Depreciation                                     105,833       104,189



Changes in operating assets and liabilities:

Escrow deposits & other assets                    17,708       (7,118)

Tenant security deposits                              20         1,259

Rents received in advance                        (8,932)         6,780

Accrued expenses and other liabilities            42,768        43,609
                                              ________________________



NET CASH PROVIDED BY OPERATING ACTIVITIES        175,555       209,963



INVESTING ACTIVITIES:

Additions to investment property                (26,449)             0



FINANCING ACTIVITIES:

Distributions to partners                      (185,653)     (139,239)
                                              ________________________



INCREASE (DECREASE) IN CASH                     (36,547)        70,724



CASH AT BEGINNING OF PERIOD                      838,841       790,168
                                              ________________________



CASH AT END OF PERIOD                           $802,294      $860,892
                                              ========================



SEE NOTES TO FINANCIAL STATEMENTS.



       NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
                    (A WISCONSIN LIMITED PARTNERSHIP)
                STATEMENT OF CHANGES IN PARTNERS' EQUITY:
                               (UNAUDITED)
                              JUNE 30, 1999

                                       Limited         General
                                       Partners        Partners     Total
Six Months Ended June 30, 1999
Partner's Equity, beginning of year   $4,065,633      ($121,819)  $3,943,814
     Distributions                     (180,083)        (5,570)    (185,653)
     Net Income (Loss)                   17,613            545       18,158
                                      ---------        --------    --------
     Partners' Equity, ending        $3,903,163      ($126,844)    $3,776,319
                                      =========       =========     =========


Limited Partner's equity is net of 29.86 interests held in treasury of ($21,671).

   Six Months Ended June 30, 1998
   Partner's Equity, beginning of year   $4,291,914  $(114,820) $4,177,094
   Distributions                           (135,062)    (4,177)   (139,239)
   Net Income (Loss)                         59,407      1,837      61,244
                                           ---------   --------  ----------
   Partners' Equity, ending              $4,216,259  $(117,160) $4,099,099
                                          =========   =========  ==========


     Limited Partner's equity is net of 29.86 interests held in treasury of ($21,671).



       NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
                    (A WISCONSIN LIMITED PARTNERSHIP)
                      NOTES TO FINANCIAL STATEMENTS
                               (UNAUDITED)
                              JUNE 30, 1999


1. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the National Real Estate Limited Partnership Income Properties annual report for the year ended December 31, 1998. Refer to the footnotes of those statements for additional details on the Partnership's financial condition. The operating results for the period ended June 30, 1999, may not be indicative of the operating results for the entire year.

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

3. National Realty Management, Inc. (NRMI): The Partnership incurred property management fees of $26,560 under an agreement with NRMI, affiliated with the General Partners, for the period represented.

4. Real estate taxes are charged to operations based on actual taxes paid for the prior year and are adjusted for normal annual increases. Taxes for Tucson Lock-It Lockers, Phoenix Lock-It Lockers, Cave Creek Lock-It Lockers, and Northridge Commons are being accrued monthly at $5,635, $2,293, $525, and $2,157, respectively.

5. As outlined in the prospectus, the General Partners agreed to make loans to the Partnership up to an aggregate of 3% of the gross proceeds of the offering to the extent necessary to provide distributions to the limited partners at annualized rates equal to 8% in 1985, 8.25% in 1986, and 8.5% in 1987. The loan will be repaid solely from sales proceeds, with compounding interest equal to the cost of their funds or 12%, whichever is lower. As of June 30 1999, interest totaling $736,585 has accrued.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
                    (A WISCONSIN LIMITED PARTNERSHIP)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999

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

Occupancy based upon net rentable square feet for the six months ended June 30, 1999 averaged 92.10% for Tucson Lock-It Lockers; 90.76% for Phoenix Lock-It Lockers; 88.41% forNorthridge Commons;and 89.49% for Cave Creek Lock-It Lockers. This compares to an average of 96.55% for Tucson Lock-
It Lockers; 95.45% for Phoenix Lock-It Lockers; 88.32% for Northridge Commons; and 93.86% for Cave Creek Lock-It Lockers during the same period of 1998.

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

Rental rates for 1999 for Phoenix Lock-It Lockers ranged from $35.00 to $235.00. The market rental rates have remained the same since the third quarter of 1997. Rental incentives are offered on selected locker sizes.

Cave Creek rental rates currently range from $10.00 to $165.00 for the second quarter of 1999. Since the 3rd quarter of 1997, rental incentives are offered on selected locker sizes.

Current rental rates for the second quarter of 1999 for Tucson Lock-It Lockers range from $25.00 to $160.00.

Northridge Commons is being marketed at $10.00 per square foot compared to the range of $6.00 to $15.00 in the marketplace. Northridge Commons currently has 2,500 square feet of vacant space. This increased from 1,750 sq. ft. at December 31, 1998, due to a tenant occupying 750 sq. ft. that moved during the first quarter of 1999.

INCOME STATEMENT

Six Months Ended June 30, 1999 and June 30, 1998
Net income decreased $43,086 from $61,244 for the six months ended June 30, 1998, to $18,158 for the six months ended June 30, 1999, due to a decrease in operating income of $13,916, a decrease in other income of $7,754, an increase in total expenses of $23,813, offset by an increase of $2,397 in interest income.

A $13,916 decrease in operating income was due to, in part, to increased vacancies and delinquent write-off's of approximately $5,000 and $26,000 for Tucson and Phoenix Lockers, respectively.

A $23,813 increase in total expenses was due to, in part, to increased partnership legal fees in 1999 ofapproximately $6,500, approximately $3,800 and $4,000 increases in Cave Creek and Tucson building renovations in 1999, respectively, and a total increase of property management and partnership personnel expenses of approximately $10,000 in 1999.

A $7,754 decrease in other income was due to, in part, lower 1999 late fee charges for Tucson and Phoenix of $5,000 and $3000, respectively, in the second quarter 1999.

A $2,397 increase in interest income was due to, in part, timing of Certificate of Deposit interest payments received.

Three Months Ended June 30, 1999 and June 30, 1998
Net income decreased $17,289 from $15,420 for the quarter ended June 30, 1998,to ($1,869) for the quarter ended June 30, 1999, due to a decrease in operating income of $5,571, a decrease in other income of $6,442, an increase in total expenses of $3,090, and a decrease in interest income of $2,186.

A $5,571 decrease in operating income was due to a vacancy increase at the Tucson and Phoenix Lockers of approximately $6,000 each, offset by an increase in revenue due to a rent increase which went into effect the 3rd quarter of 1998.

A $6,442 decrease in other income was due to, in part, lower late fee income charges for the Tucson and Phoenix Lockers of approximately $5,000 and $3,000, respectively in the second quarter of 1999.

A $3,090 increase in total expenses was due to, in part, an increase of approximately $3,000 in partnership legal fees.

A $2,186 decrease in interest income was due to, in part, timing of Certificate of Deposit interest payments received.

CASH FLOW

Six Months Ended June 30, 1999 and June 30, 1998

Cash flow decreased $107,271 from $70,724 in 1998 to ($36,547) in 1999 due to, in part, $46,414 increase in distributions from 1998 to 1999, allocated, as required, 97% to limited partners and 3% to general partners, a $26,500 fixed asset purchase in 1999 (Phoenix Lockers roof repairs), a $43,086 decrease net of income and expense items explained previously, and an approximate $8,000 net increase in tenant deposits and advanced rent receipts.

The cash balance on June 30, 1999, was $802,294, which is a ratio of 6.5:1 to current liabilities. As noted by this ratio, the partnership has a strong liquidity position.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
On May 25, 1999, a limited partner who owns interests in four partnerships, the general partners of which are John Vishnevsky, National Development and Investment, Inc., and E.C. Corp. (The same general partners as in this partnership), filed a complaint in the Waukesha County Circuit Court of the State of Wisconsin on behalf of a putative class of all of the limited partners in the defendant partnerships. The complaint was filed against Mr. Vishnevsky, National Development and Investment, Inc., many partnerships for which those general partners serve as general partners, and various individuals and entities who are alleged to exercise control over the partnerships and/or perform services for the partnerships. The complaint asserts putative class claims and derivative claims under the Wisconsin Uniform Limited Partnership Act alleging, among other things, that the general partners wasted partnership assets and breached their fiduciary duties to the partnerships and their limited partners by charging excessive fees and expenses in managing the affairs of the partnerships. In addition to money damages, the plaintiff is seeking to wind up the affairs of the partnerships and an accounting of the partnerships to be supervised by a receiver to be appointed by the court. The case has not been certified to proceed as a class action. Defendants have filed motions to dismiss plaintiff's claims; those matters have not been decided. This partnership,
 National Real Estate Limited Partnership Income Properties, was not named in the complaint. The general partners representing the limited partnerships named in the complaint believe the allegations are without merit and are vigorously defending the lawsuit.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On June 30, 1999, a ballot was sent to all limited partners in this partnership requesting their consent to approve the sale of Northridge Commons, a retail strip center owned by the partnership, located in Milwaukee, Wisconsin. The voting results are still pending.

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
There were no reports on Form 8-K for the quarter ended June 30, 1999.

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



                             National Real Estate Limited Partnership
                                      Income Properties
                                      (Registrant)




Date     /S/August 11, 1999         /S/John Vishnevsky
                                       John Vishnevsky
                                       President and Chief Operating and
                                        Executive Officer
                                    National Development and Investment, Inc.
                                    Corporate General Partner


Date       /S/August 11, 1999        /S/ John Vishnevsky
                                         John Vishnevsky
                                   Chief Financial and Accounting Officer



Date       /S/August 11, 1999        /S/ Stephen P. Kotecki
                                         Stephen P. Kotecki
                                         President  E.C. Corp
                                         Corporate General Partner



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



                                 National Real Estate Limited Partnership
                                        Income Properties
                                           (Registrant)




Date        August 11, 1999     ____________________________
                                       John Vishnevsky
                                  President and Chief Operating and
                                  Executive Officer
                                  National Development and Investment, Inc.
                                  Corporate General Partner



Date        August 11, 1999       _______________________________
                                    John Vishnevsky
                                 Chief Financial and Accounting Officer



Date        August 11, 1999      _________________________________
                                    Stephen P. Kotecki
                                    President
                                    E.C. Corp
                                    Corporate General Partner






J:\WPDOCS\REPORTS\10Q-NIP-2nd qtr.dos