Form 10QSB
period 1999-09-30
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES
filed 1999-11-15
CIK 759857

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                 FORM 10-QSB

(Mark One)

(  X )     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934

     For the quarterly period ended   September 30, 1999

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



                                    INDEX


                                                                        PAGE

PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . 2

    Balance Sheet (unaudited) - September 30, 1999
        and December 31, 1998 . . . . . . . . . . . . . . . . . . . . . . 2

    Statement of Operations (unaudited) -
        Three and Nine  months ended  September 30, 1999, and 1998. . . . 3

    Statements of Cash Flows (unaudited) -
        Nine months ended September 30, 1999,  and 1998 . . . . . . . . . 4

    Statement of Changes in Partners' Equity (unaudited) -
        Nine months ended September 30, 1999 and 1998 . . . . . . . . . . 5

    Notes to Financial Statements (unaudited). . . . . . . . . . . . . . 6-7

  Item 2. Management's Discussion and Analysis or Plan of Operation .  . 8-9


PART II. OTHER INFORMATION

   Item 1. Legal Proceedings . . . . . . . . . . .  . . . . . . . . . . .10

   Item 2. Changes in Securities and Use of Proceeds  . . . . . . . . . .10

   Item 3. Defaults Upon Senior Securities  . . . . . . . . . . . . . . .10

   Item 4. Submission of Matters to a Vote of Security Holders  . . . . .10

   Item 5. Other information  . . . . . . . . . . . . . . . . . . . . . .10

   Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 10-11

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NATIONAL REAL ESTATE LIMITED PARTNERSHIP-IP
(A Wisconsin Limited Partnership)
BALANCE SHEET
(Unaudited)

                                              September 30,     December 31,
                                                  1999             1998

ASSETS

Current Assets

        Cash                                      $794,459         $838,841

        Other Assets                                15,521           33,058


Other Assets

        Investment properties, at cost

                 Land                            1,047,695        1,047,695

                 Buildings and improvements      5,708,772        5,682,323
                                                 _________        _________



                                                 6,756,467        6,730,018



                 Less accumulated depreciation   2,720,074        2,561,582
                                                 _________        _________



                                                 4,036,393        4,168,436
                                                 _________        _________



                                                 4,846,373        $5,040,335
                                                 =========        ==========



LIABILITIES AND PARTNERS' CAPITAL



Liabilities:

  Tenant security deposits                           7,291            $6,875

  Rents received in advance                         38,280            49,033

  Accrued interest payable to Individual
   General Partner                                 751,152           689,228

  Accrued expenses and other liabilities            80,639            80,365

  Note payable to Individual General Partner       271,020           271,020
                                                  ________          ________

                                                 1,148,382         1,096,521



Partners' Capital (deficiency):

   General Partners                              ($129,194)        ($121,819)

   Limited Partners                              3,848,856         4,087,304
    (authorized-10,000 interests; outstanding-
     9,034.01 interests)

   Less 29.86 Interests held in Treasury           (21,671)          (21,671)
                                                 __________        __________



                                                 3,697,991         3,943,814
                                                 __________        __________



SEE NOTES TO FINANCIAL STATEMENTS.              $4,846,373        $5,040,335
                                                ==========        ==========

NATIONAL REAL ESTATE LIMITED PARTNERSHIP-IP
(A WISCONSIN LIMITED PARTNERSHIP)
STATEMENT OF OPERATIONS
(UNAUDITED)

                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                  September 30,              September 30,

                                  1999        1998           1999        1998
INCOME                            ____        ____           ____        ____

     Operating income          $228,645   $225,120       $671,322    $681,713

     Other income                33,716     30,330         74,430      78,799
                               ________   ________       ________    ________



       Total Income             262,361    255,450        745,752     760,512



OPERATING EXPENSES

  Property operating expenses   113,397    131,215        339,650     342,688

  Depreciation                   52,659     52,094        158,492     156,283

  Interest expense               14,566     24,163         61,923      70,634

  Administrative expense         59,905     44,723        166,872     145,185
                                _______    _______        _______     _______



    Total Expenses              240,527    252,195        726,937     714,790
                                _______    _______        _______     _______



INCOME (LOSS) FROM OPERATIONS    21,834      3,255         18,815     45,722

OTHER INCOME (EXPENSES)


  Interest income                11,230     12,291         32,407      31,071
                                _______    _______        _______     _______

     NET INCOME (LOSS)          $33,064    $15,546        $51,222     $76,793
                                =======    =======        =======     =======

Net Income (Loss) attribut-
able to General Partners (3%)      $992       $466         $1,537      $2,304


Net Income (Loss) attribut-
able to Limited Partners (97%)  $32,072    $15,080        $49,685     $74,489


Per Limited Partnership Interest
Outstanding-9,004.15 Interests    $3.56      $1.67          $5.52       $8.27
                                  =====      =====          =====       =====

SEE NOTES TO FINANCIAL STATEMENTS.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP-IP
(A Wisconsin Limited Partnership)
Statement of Cash Flows
(Unaudited)




                                                       Nine Months Ended
                                                          September 30,

                                                        1999           1998
                                                        ____           ____
OPERATING ACTIVITIES

  Net income (loss) for the period                   $51,222
  Adjustments to reconcile net income (loss) to

  Net cash used in operating activities:

  Depreciation                                       158,491        156,283



  Changes in operating assets and liabilities:

    Escrow deposits & other assets                    17,538         (3,759)

    Tenant security deposits                             416          1,345

    Rents received in advance                        (10,753)         6,269

    Accrued expenses and other liabilities            62,197         72,997
                                                     _______        _______



  NET CASH PROVIDED BY OPERATING ACTIVITIES          279,111        309,928



INVESTING ACTIVITIES:

  Additions to investment property                   (26,449)             0



FINANCING ACTIVITIES:

  Distributions to partners                         (297,044)      (232,066)
                                                    ________       ________



  INCREASE (DECREASE) IN CASH                        (44,382)        77,862



  CASH AT BEGINNING OF PERIOD                        838,841        790,168
                                                    ________       ________



  CASH AT END OF PERIOD                             $794,459       $868,030
                                                    ========       ========



SEE NOTES TO FINANCIAL STATEMENTS.


          NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
                      (A WISCONSIN LIMITED PARTNERSHIP)
                  STATEMENT OF CHANGES IN PARTNERS' EQUITY:
                                 (UNAUDITED)
                              SEPTEMBER 30, 1999

                                        Limited      General
                                        Partners     Partners    Total
                                        ________     ________    _____

Nine Months Ended September 30, 1999
____________________________________

Partner's Equity, beginning of year     $4,065,633  ($121,819)   $3,943,814
Distributions                             (288,133)    (8,911)     (297,043)
Net Income (Loss)                           49,685      1,537        51,222
                                        __________  _________    __________

Partners' Equity, ending                $3,827,185  ($129,193)   $3,697,991
                                        ==========  ==========   ==========


Limited Partner's equity is net of 29.86 interests held in treasury ($21,671)
____________________________________________________________________________


Nine Months Ended September 30, 1998
____________________________________
Partner's Equity, beginning of year     $4,291,914  ($114,820)   $4,177,094
Distributions                             (225,104)    (6,962)     (232,066)
Net Income (Loss)                           74,489      2,304        76,793
                                        ___________ __________   ___________

Partners' Equity, ending                $4,141,299  ($119,478)   $4,021,821
                                        ==========  ==========   ==========


Limited Partner's equity is net of 29.86 interests held in treasury of
______________________________________________________________________
     ($21,671).
     __________



          NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
                      (A WISCONSIN LIMITED PARTNERSHIP)
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)
                              SEPTEMBER 30, 1999


1. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the National Real Estate Limited Partnership Income Properties annual report for the year ended December 31, 1998. Refer to the footnotes of those statements for additional details on the Partnership's financial condition. The operating results for the period ended
     September 30, 1999, may not be indicative of the operating results for the entire year.

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

3. National Realty Management, Inc. (NRMI): The Partnership incurred property management fees of $40,219.46 under an agreement with NRMI, affiliated with the General Partners, for the period represented.

4. Real estate taxes are charged to operations based on actual taxes paid for the prior year and are adjusted for normal annual increases. Taxes for Tucson Lock-It Lockers, Phoenix Lock-It Lockers, Cave Creek Lock-It Lockers, and Northridge Commons are being accrued monthly at $5,635, $2,229, $525, and $2,157, respectively.

5. As outlined in the prospectus, the General Partners agreed to make loans to the Partnership up to an aggregate of 3% of the gross proceeds of the offering to the extent necessary to provide distributions to the limited partners at annualized rates equal to 8% in 1985, 8.25% in 1986, and 8.5% in 1987. The loan will be repaid solely from sales proceeds, with compounding interest equal to the cost of their funds or 12%, whichever is lower. As of September 30 1999, interest totaling $762,626 has accrued.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
                      (A WISCONSIN LIMITED PARTNERSHIP)
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

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

Occupancy based upon net rentable square feet for the nine months ended September 30, 1999 averaged 94.62% for Tucson Lock-It Lockers; 91.8% for Phoenix Lock-It Lockers; 87.92% for Northridge Commons; and 91.76% for Cave Creek Lock-It Lockers. This compares to an average of 96.55% for Tucson Lock-It Lockers; 95.45% for Phoenix Lock-It Lockers; 88.32% for Northridge Commons; and 93.86% for Cave Creek Lock-It Lockers during the same period of 1998.

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

Cave Creek rental rates currently range from $10.00 to $165.00 for the third quarter of 1999. Since the 3rd quarter of 1997, rental incentives are offered on selected locker sizes.

Current rental rates for the third quarter of 1999 for Tucson Lock-It Lockers range from $25.00 to $160.00.

Northridge Commons is being marketed at $10.00 per square foot compared to the range of $6.00 to $15.00 in the marketplace. Northridge Commons currently has 2,500 square feet of vacant space. This increased from 1,750 sq. ft. at December 31, 1998, due to a tenant occupying 750 sq. ft. that moved during the first quarter of 1999.

INCOME STATEMENT

Nine Months Ended September 30, 1999 and September 30, 1998
Net income decreased $25,571 from $76,793 for the nine months ended September 30, 1998, to $51,222 for the nine months ended September 30, 1999, due to a decrease in operating income of $10,391, a decrease in other income of $4,369, an increase in total expenses of $12,147, offset by an increase of $1,336 in interest income.

A  $10,391 decrease in operating income was due to increased vacancies.

A $12,147 increase in total expenses was due to a $5,000 appraisal fee, increased audit fees of
$6,500, and a $6,000 legal settlement, offset by a decrease in interest expense of $5,400.

A $4,369 decrease in other income was due to lower 1999 late fee charges and transfer fees.

A $1,336 increase in interest income was due to increased interest income on money market funds.

Three Months Ended September 30, 1999 and September 30, 1998
Net income increased $17,518 from $15,546 for the quarter ended September 30, 1998, to $33,064 for the quarter ended September 30, 1999, due to an increase in operating income of $3,525, an increase in other income of $3,386, a decrease in total expenses of $11,668, and an offset by a decrease in interest income of $1,061.

A $3,525 increase in operating income was due to rent increases, which went into effect in the 3rd quarter.

A $3,386 increase in other income due to increased income from late fees.

A $11,668 decrease in total expenses was due to an approximate $4,000 decrease in building renovations, i.e. painting costs, and an approximate $7,500 decrease in property management salaries and wages.

A $1,061 decrease in interest income was due to, in part, timing of Certificate of Deposit interest payments received.

CASH FLOW

Nine Months Ended September 30, 1999 and September 30, 1998
Cash flow decreased $122,244 from $77,862 in 1998 to ($44,382) in 1999 due to, in part, $64,978 increase in distributions from 1998 to 1999, allocated, as required, 97% to limited partners and 3% to general partners, a $26,500 fixed asset purchase in 1999 (Phoenix Lockers roof repairs), a $25,571 decrease net of income and expense items explained previously, and an approximate $5,195 net increase in tenant and escrow deposits, advanced rent receipts, and other accrued items.

The cash balance on September 30, 1999, was $794,459, which is a ratio of 6.3:1 to current liabilities. As noted by this ratio, the partnership has a strong liquidity position.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On September 30, 1999, a ballot was sent to all limited partners in this partnership requesting their consent to approve the sale of Northridge Commons, a retail strip center owned by the partnership, located in Milwaukee, Wisconsin. The voting resulted in favor of the sale.

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
There were no reports on Form 8-K for the quarter ended September 30, 1999.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       National Real Estate Limited Partnership
                                 Income Properties
                                 _________________
                                   (Registrant)




Date        /S/November 11, 1999            /S/        John Vishnevsky
      __________________________           ________________________________
                                           John Vishnevsky
                                           President and Chief Operating and
                                           Executive Officer
                                           National Development and
                                            Investment, Inc.
                                           Corporate General Partner


Date       /S/November 11, 1999             /S/        John Vishnevsky
      _________________________            ________________________________
                                           John Vishnevsky
                                           Chief Financial and
                                           Accounting Officer



Date       /S/November 11, 1999                     Stephen P. Kotecki
      _________________________            ________________________________
                                           Stephen P. Kotecki
                                           President
                                           E.C. Corp
                                           Corporate General Partner

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       National Real Estate Limited Partnership
                                  Income Properties
                       ________________________________________
                                    (Registrant)




Date        November 11, 1999
      _________________________            _______________________________
                                           John Vishnevsky
                                           President and Chief Operating and
                                           Executive Officer
                                           National Development and
                                            Investment, Inc.
                                           Corporate General Partner



Date        November 11, 1999
      _________________________            _______________________________
                                           John Vishnevsky
                                           Chief Financial and
                                           Accounting Officer



Date        November 11, 1999
      _________________________            _______________________________
                                           Stephen P. Kotecki
                                           President
                                           E.C. Corp
                                           Corporate General Partner






J:\Wpdocs\REPORTS\10Q-NIP-3rd qtr.dos