Form 10KSB
period 1999-12-31
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES
filed 2000-03-31
CIK 759857

U.S. SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, DC 20549

                             FORM 12b-25

                     NOTIFICATION OF LATE FILING

                     Commission File No. 0-14453


(Check One):  [ X ] Form 10-K or Form 10-KSB   [ ] Form 11-K   [ ] Form 20-F
[  ] Form 10-Q or Form 10-QSB   [ ] Form N-SAR

For Period Ended:  January 1, 2000

[ ] Transition Report on Form 10-K or Form 10-KSB
[ ] Transition Report on Form 20-F
[ ] Transition Report on Form 11-K
[ ] Transition Report on Form 10-Q or Form 10-QSB
[ ] Transition Report on Form N-SAR

For the Transition Period Ended:  Not Applicable

     Read attached instruction sheet before preparing form. Please print or type.

     Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

     If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates: Not Applicable

                                Part I
                        Registrant Information

Full Name of Registrant:  National Real Estate Limited Partnership Income
                          Properties

Former Name if Applicable:  Not Applicable

Address of Principal Executive Office (Street and Number):  1155 Quail Court

City, State and Zip Code:  Pewaukee, Wisconsin 53072-3703

                               Part II
                       Rules 12b-25(b) and (c)

     If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

     (a) The reason described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;


 X   (b) The subject annual report, semiannual report,
         transition report on Form 10-K, Form 10-KSB, Form 20-F, Form 11-K or Form N-SAR, or portion thereof will be filed on
         or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on
         Form 10-Q or Form 10-QSB, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and


     (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

                               Part III
                              Narrative

     State below in reasonable detail the reasons why Form 10-K, 10-KSB, 11-K, 20-F, 10-Q, 10-QSB, N-SAR or the transition report portion thereof could not be filed within the prescribed time period. (Attach extra sheets if needed.)

     The registrant could not file its annual report on Form 10-KSB for the year ended December 31, 1999 on the prescribed filing date for the following reasons:

            The schedule for the audit of the financial statements was delayed by a change of auditors in January 2000. In addition, the Partnership was named as a party to pending litigation in March 2000. Due to uncertainty relating to this litigation, the Partnership does not believe it can finalize the disclosure in its Form 10-KSB by the prescribed filing date.

                               Part IV
                          Other Information

  (1) Name and telephone number of person to contact in regard to this notification:

        John Vishnevsky, General Partner     262-695-1400

  (2) Have all other periodic reports required under section 13 or 15(d) of the Securities Exchange Act of 19034 or section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).

[x] Yes   [ ] No

  (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

[ ] Yes   [x] No

  National Real Estate Limited Partnership Income Properties has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

  Dated this 30th day of March, 2000.

                              NATIONAL REAL ESTATE LIMITED
                              PARTNERSHIP INCOME PROPERTIES

                              BY
                                 --------------------------------------
                                   John Vishnevsky, President and Chief
                                   Operating and Executive Officer
                                   National Development and
                                   Investment, Inc.
                                   Corporate General Partner