Form 10-K
period 1999-12-31
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES
filed 2000-04-24
CIK 759857

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549

                               FORM 10-KSB
(Mark One)

[ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1999

                                   OR

[    ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                For the Transition period from                  to

                     Commission file: Number 0-14453


       NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
             (Name of Small Business Issuer in Its Charter)


    Wisconsin                                    39-1503893
__________________________________            _______________________
(State or Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                  Identification No.)

1155 Quail Court, Pewaukee, Wisconsin                     53072-3703
___________________________________________            __________________
(Address of Principal Executive Offices)                   (Zip Code)

                             (262) 695-1400
                          _____________________
               (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                  None

Securities registered under Section 12(g) of the Exchange Act:

                       Limited Partnership Interests
                             (Title of Class)


     Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                         YES     X           NO
                              _______           _______

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     Issuer's total gross rental revenues for its most recent fiscal year ended December 31, 1999, were $ 979,966.


     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of February 29, 2000: indeterminate value as there is no market.*

*For purposes of this disclosure only.

     The number of Limited Partnership interests outstanding as of February 29, 2000: 9,004.15

                   DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual report to Partners for the year ended
December 31, 1999 are incorporated by reference into Parts I and II.

     8K, submitted 1/18/00 for change of auditors, is incorporated by reference on pg. 5 of 13, item 8.


                            TABLE OF CONTENTS


Item No.                                                         Page No.
_________                                                      ___________

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

   10.    Executive Compensation . . . . . . . . . . . . . . . . . . . .9

   11.    Security Ownership of Certain Beneficial Owners and
          Management . . . . . . . . . . . . . . . . . . . . . . . . . 10

   12.    Certain Relationships and Related Transactions . . . . . . . 10


   13.    Exhibits, List, and Reports on Form 8-K. . . . . . . . . . . 10




                                 PART I


ITEM 1.   DESCRIPTION OF BUSINESS
_________________________________

"Business" on pages 1, 2 and 3 of the Partnership's annual report to Partners for the year ended December 31, 1999, is incorporated herein by reference.


ITEM 2.   DESCRIPTION OF PROPERTIES
___________________________________

"Properties" on pages 2 through 4 of the Partnership's annual report to Partners for the year ended December 31, 1999, is incorporated herein by reference.


ITEM 3.   LEGAL PROCEEDINGS
___________________________

"Legal Proceedings" on page 4 of the Partnership's annual report to Partners for the year ended December 31, 1999, is incorporated herein by reference.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
_____________________________________________________________

On June 30, 1999, a ballot was sent to all limited partners in this partnership requesting their consent to approve the sale of Northridge Commons, a retail strip center owned by the partnership, located in Milwaukee, Wisconsin. The voting resulted in favor of the sale.

October 6, 1999, a Consent to Sale Ballot was distributed to the limited partners to obtain their consent to sell the other properties owned by the partnership. These properties include self-storage facilities in Tucson and Phoenix, Arizona. More specifically, names as follows: Tucson Lock-It Lockers, Tucson, Arizona; Phoenix Lock-It Lockers, Phoenix, Arizona; and Cave Creek Lock-It Lockers (Phase I), Phoenix, Arizona. The voting results approved the Partnership's efforts to sell (69% approval).





                                 PART II


ITEM 5.   MARKET FOR THE PARTNERSHIP'S SECURITIES AND RELATED SECURITY
______________________________________________________________________
HOLDER MATTERS
______________

a) Market Information

The Partnership has two classes of equity securities: General Partners Interests and Limited Partners Interests. The General Partnership Interests are held by the General Partners of the Partnership. As of December 18, 1986, the Partnership concluded its offering of Limited Partnership Interests ("Interests") and 9,034.01 Interests had been sold to the public at a price of $1,000 per Interest. Management is not aware of any public trading market for the Interests. The Partnership does provide a repurchase pool whereby the limited partners may offer to sell their Interests to the Partnership at a specified price. Offers to sell are accepted semi-annually if they meet the criteria established by the General Partners. As of December 31, 1999,
29.86 Interests have been repurchased and are held in Treasury.

b) Security Holders


                   NUMBER OF RECORD HOLDERS         NUMBER OF INTERESTS
TITLE OF CLASS    (AS OF FEBRUARY 29, 2000)       (AS OF FEBRUARY 29, 2000)
______________    __________________________      _________________________

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

  "Cash Available for Distribution" is defined in the Partnership Agreement to include Cash Flow from the Partnership less amounts set aside for Reserves plus, through 1987, the amount of any General Partner Loan for such period. "Cash Flow" is defined as the Partnership's cash funds provided from operations and Reserves, including lease payments on net leases from builders and sellers, without deductions for depreciation, but after deducting cash funds used to pay all Operating Expenses, deferred fees, other expenses, debt payments, capital improvements and replacements.
Mr. Vishnevsky, as Individual General Partner, was required to loan funds to the Partnership quarterly to the extent necessary to make Cash Available for Distribution to Limited Partners equal to 8% in 1985, 8.25% in 1986, and 8.5% in 1987, up to a maximum loan of 3% of the gross proceeds of the offering. Through December 31, 1999, the Individual General Partner loaned $271,020 to the Partnership under this commitment, which is the maximum amount under the commitment. This commitment expired December 31, 1987. The Individual General Partner shall be repaid with interest equal to 12% or the prime rate plus two percentage points, whichever is lower, solely from sale proceeds. The Partnership continued cash distributions in 1999 with an aggregate of $396,183 and $12,253 to its Limited Partners and General Partners, respectively. Distributions for 1999 were at a rate that equaled 4.4% on the Limited Partners' original capital investment. The General Partners anticipate that the Partnership will continue to make cash distributions to its Limited Partners in 2000, though the level of such cash distributions will be dependent upon the results of property operations and there can be no assurance as to the amount, if any, that may be distributed.

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
_________________________________________________________________________
RESULTS OF OPERATIONS
_____________________

 "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 1 through 6 of the Partnership's annual report to Partners for the year ended December 31, 1999, is incorporated herein by reference.


ITEM 7.   FINANCIAL STATEMENTS
______________________________

 The financial statements included on pages 4 through 7 of the Partnership's annual report to Partners for the year ended December 31, 1999, are incorporated herein by reference.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          _______________________________________________________________
          FINANCIAL DISCLOSURE
          ____________________

 There were no disagreements with Kerber, Eck and Braeckel, LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

 During 1999, the Partnership changed its independent certified public accounting firm from Wolf and Company to Kerber, Eck and Braeckel, LLP. See the Partnership's Form 8-K, dated January 18, 2000, which Form 8-K is incorporated herein by reference.

                                PART III
                                ________

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
_______________________________________________________________________
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
          _________________________________________________

 (a-b) Directors and Executive Officers

 The Partnership has no directors or officers. The General Partners of the Partnership are John Vishnevsky; National Development and Investment, Inc. ("NDII"), a Wisconsin corporation of which Mr. Vishnevsky is the sole stockholder; and EC Corp., a Wisconsin corporation of which Stephen P. Kotecki is the sole stockholder. John Vishnevsky and NDII have been general partners of the Partnership since its inception. EC Corp. Became a general partner on June 20, 1991. The address of all the General Partners is 1155 Quail Court, Pewaukee, Wisconsin 53072-3703. The phone number for
John Vishnevsky and NDII is (262) 691-3122. The phone number for EC Corp. is
(262) 695-1400.

 The General Partners manage and control the affairs of the Partnership and have responsibility and ultimate authority in all matters affecting its business. The names of the directors and executive officers of NDII and EC Corp. are as follows:

                                                             Term
     Name                        Office                  Held Office (since)
 ________________           ___________________        ______________________

 NDII:
  John Vishnevsky          President, Director               09/30/74
  Stephen P. Kotecki      Vice President, Secretary,
                          Treasurer and Director             04/12/91


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

                    RELATIONSHIP OF GENERAL PARTNERS
                          AND THEIR AFFILIATES


 The following diagram shows the relationship of the Partnership to various affiliates:



                 NATIONAL REAL ESTATE LIMITED
                 PARTNERSHIP INCOME PROPERTIES





      (1)

EC CORP Corporate     JOHN VISHNEVSKY           100%    NATIONAL DEVELOPMENT
General Partner     IndividualGeneral Partner           AND INVESTMENT, INC.
                                                    Corporate General Partner





         100%                   100%                (2)       100%

JOHN VISHNEVSKY COMPANY     NATIONAL SELECTED      MATIONAL REALTY
Financial and Real Estate   SECURITIES CORP.       MANAGEMENT, INC.
Consulting and Services     Security Sales         Partnership and Property
                                                   Management Acquisition &
                                                   Brokerage






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

 (d) Business Experience

 The experience of the officers and directors of the corporate General Partners and of Mr. Vishnevsky includes the following:

 John Vishnevsky (age 76),  President and Director of NDII, and as of
 _______________
February 6, 1998, 100% owner of National Realty Management, Inc. is a graduate of Marquette University. For over 40 years he has been involved in real estate related activities such as land development, residential, apartment, and commercial construction, property management, and the structuring of limited partnerships. Mr. Vishnevsky has directed companies that have developed or constructed projects with a current market value of over $100 million. He, corporate entities he controls, or both, act as general partner for all NDII limited partnerships. These partnerships have sold in excess of $160 million of limited partnership interests. Mr. Vishnevsky is licensed as a real estate broker and a securities principal. He has lectured frequently and taught courses in real estate at the University of Wisconsin-Milwaukee. He has appeared as a guest on television and radio programs related to real estate investments. Mr. Vishnevsky is author of the following books: The Art of Financial Independence, The Phantom Yield of Real Estate Investment, The Great Real Estate Disaster... The Greatest Real Estate Opportunity, Getting to Know You, Releasing Your Creativity, Principles and Don't Feed the Crocodiles.

 Stephen P. Kotecki (age 49), Vice President and Director of NDII, and
 __________________
President, Treasurer, and Director of EC Corp., is a General Securities Registered Representative, multi-line licensed insurance agent and entrepreneur. He is the sole stockholder of EC Corp. Mr. Kotecki holds a Bachelor of Science Degree with a major in Political Science from the University of Wisconsin-Whitewater, and a Master of Science Degree in Urban Affairs from the University of Wisconsin-Milwaukee. Mr. Kotecki directed research for the American Federation of State, County and Municipal Employees' District Council in Milwaukee County for over four years. Mr. Kotecki further has experience as a Regional Criminal Justice Planner and as a Housing Evaluation Specialist. As a college instructor Mr. Kotecki lectured courses in Business and Industrial Relations, Marketing and Investments for over three years.

 Thomas P. Rielly (age 52), Vice President, Secretary and Director of EC
 ________________
Corp., is a licensed general securities principal and a financial and operations principal. Mr. Rielly has been an active participant in the financial services industry for 25 years. His diverse financial services experience includes professional assignments in the areas of venture capital, business planning and venture formation, investment banking, asset management and securities placement. Mr. Rielly has been associated with National Development and Investment, Inc., related companies, and Mr. Vishnevsky for over 12 years.

 Other personnel of the General Partners, affiliates, or other entities who were significantly involved in the Partnership's affairs include the following:

 Julie Benoit (age 42), is the Director of Finance for NRMI. Beginning
 ____________
August 25, 1998, she is responsible for the development of property management policy and administration of management activities. She also supervises NRMI accounting services. In her 15 years of service at NRMI, Ms. Benoit has functioned as Accounting Manager for NRMI and other affiliated corporations. She has also served as administrator of NSSC, an affiliated securities corporation, and has participated in the syndication of real estate and property liquidations. Prior to joining NRMI, Ms. Benoit worked for six years as an accounting supervisor for the various mortgage subsidiaries of Mortgage Guarantee Insurance Company of Milwaukee. She was also an internal auditor for Time Insurance Company. She is a cum laude graduate of the University of Wisconsin - Milwaukee with a Bachelor degree in accounting.

 Joan Jenstead (age 65), Director of Property Operations, has been involved
 _____________
in the management of over ten thousand apartment units in addition to commercial and condominium management nationwide. She is a Certified Property Manager and a licensed Wisconsin real estate broker. Ms. Jenstead attended the University of North Dakota, majoring in Business. In 1984, she was responsible for the recognition of NRMI as an Accredited Management Organization (AMO) by the National Institute of Real Estate Management,
(IREM). In 1988, she served as President of the local chapter of the Institute of Real Estate Management. She is also a member of the national faculty of IREM, a faculty member of the Milwaukee Area Technical College, and a past President of the Board of Directors for the state of Wisconsin Technical College Trustee Association. In 1990, Ms. Jenstead was recognized for her accomplishments in higher education in "Profiles in Success" published by the National Center for Higher Education. In 1994 she was elected to a three year term as a director on the National Board of the Association of Community College Trustees.

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

 SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
 _______________________________________________________
 To the best of management's knowledge, there are no violations of this requirement.

ITEM 10.  EXECUTIVE COMPENSATION
________________________________
 As stated above, the Partnership has no officers or directors. The officers and directors of the Corporate General Partners receive no current or proposed direct remuneration in such capacities, pursuant to any standard arrangement or otherwise, from either the Corporate General Partners or from the Partnership, with the exception of those directors which are not employees of NDII, EC Corp. and affiliates, to whom an annual director's fee of $50 per director is paid by NDII.

 Pursuant to the terms of the Limited Partnership Agreement, net profits and losses from operations and Cash Available for Distribution are allocated 97% to the Limited Partners and 3% to the General Partners. For such 3% interest, the General Partners contributed $6,000 to the Partnership. For the fiscal period ended December 31, 1999, this interest resulted in net taxable loss to the Individual General Partner in the amount of approximately $50,217. Cash distributions of $12,253 were made to the Individual General Partner in 1999.

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

 The Partnership is engaged in various transactions with affiliates of the General Partners.

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

 The contracts between the Partnership and affiliates provide that the compensation, price, or fee payable to such affiliates must be comparable and competitive with the compensation, price, or fee which would be charged by unaffiliated persons whose services could reasonably be made available to the Partnership. The General Partners believe compensation to affiliates for services to the Partnership was on terms no less favorable to the Partnership than would have been available through arm's-length negotiations for similar services from unrelated parties.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
________________________________________________________________________
 (a) Persons or groups known by the Partnership to own beneficially more than 5% of the outstanding Interests of the Partnership are indicated below:


               Name of           Amount and Nature of    Percent of
Limited      Beneficial Owner    Beneficial Ownership       Class
Partnership  ________________    ____________________     __________
Interests     Thea J. Peterson        500 Interests
              25 Utopia Circle       Individual Ownership     5.55%
             Sturgeon Bay, WI 54235


(b) By virtue of its organization as a limited partnership, the Partnership has no officers or directors. The General Partners are responsible for management of the Partnership, subject to certain limited democracy rights of the Limited Partners described in the Limited Partnership Agreement. Persons or entities performing functions similar to those of officers and directors of the Partnership, beneficially own, in the aggregate, the following Interests of the Partnership as of February 29, 2000.


                  Name of          Amount and Nature of      Percent of
Title of Class   Beneficial Owner    Beneficial Ownership         Class
______________   ________________    ____________________     ____________

Limited           John Vishnevsky     29.56 Interests           0.33%
Partnership                          Sole Investment Power
Intrests
Limited          Stephen P. Kotecki     4 Interests              0.04%
Partnership                           Sole Investment Power
Interests

 (c) There is no arrangement known to the Partnership which may, at a subsequent date, result in a change in control of the Partnership; however, the Partnership has been named as a defendant in certain litigation which will likely limit the authority of the General Partners to sell Partnership property (See Exhibit 13, Legal Proceedings).

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
________________________________________________________
 Neither the General Partners nor their affiliates were indebted to the Partnership during the year ended December 31, 1999.

 There were no transactions with management other than the Partnership's transactions with the General Partners and affiliates, as described in this report at Items 9 and 10.

ITEM 13.  EXHIBITS, LIST, AND REPORTS ON FORM 8-K
__________________________________________________

(A)  Exhibits
     ________
 See attached exhibit list which is incorporated by reference.


(B)  Reports on Form 8-K for the Quarter ended December 31, 1999
     ___________________________________________________________
     The sale of the partnership property Northridge Commons was reported on Form 8-K filed during the fourth quarter ending December 31, 1999.

     See the partnership's Form 8-K dated December 15, 1999, which is incorporated herein by reference.

 During 1999, the Partnership changed its independent certified Public accounting firm from Wolf & Company to Kerber, Eck & Braeckel LLP. See the Partnership's Form 8-K dated 1-18-2000, incorporated herein by reference.

(C)  Exhibits
     ________
 3(a) Limited Partnership Agreement. Incorporated by reference from Prospectus previously filed with Registration Statement 2-95072 on Form S-11 effective January 31, 1985.
 3(b)     Certificate of Limited Partnership. Incorporated by reference from
          Exhibit 3B of the Registration Statement 2-95072 on Form S-11 filed December 20, 1984.
 4 Subscription Agreement Evidencing Ownership of a Partnership Interest.Incorporated by reference from Registration Statement 2-95072 on Form S-11 effective January 31, 1985.
 10(a) Consulting Fee Agreement between the Partnership and NDII dated January 31, 1985.
          Incorporated by reference from 1985 10-K filed March 28, 1986.
 10(b) Acquisition Agreement between the Partnership and NDII dated January 31, 1985.
          Incorporated by reference from 1985 10-K filed March 28, 1986.
 10(c) Organization Expense Agreement between the Partnership and NDII dated January 31, 1985.
          Incorporated by reference from 1985 10-K filed March 28, 1986.
 10(d)    Contracts for Acquisition of Assets
          (1)  With respect to Lock-It Lockers Mini-Warehouse, Tucson,
          Arizona: Incorporated by reference from Exhibit 2-1 to current report on Form 8-K dated May 7, 1985; July 9, 1985; August 9, 1985; and September 13, 1985.
          (2)  With respect to Lock-It Lockers Mini-Warehouse, Phoenix,
          Arizona: Incorporated by reference from Exhibit 2-1 to periodic report on Form 8-K dated January 1, 1986; February 1, 1986; and April 2, 1986.
          (3)  With respect to Cave Creek Mini-Warehouses, Phoenix, Arizona:
          Incorporated by reference Exhibit 2-1 to periodic report on Form 8-K dated April 30, 1987.
          (4)  With respect to Northridge Commons Shopping Center, Milwaukee,
          Wisconsin: Incorporated by reference Exhibit 2-1 to periodic report on Form 8-K dated May 28, 1987.
 10(e) Escrow Agreement dated January 31, 1985. Incorporated by reference from Exhibit 10 to Amendment No. 1 to Registration Statement 2-95072 effective January 31, 1985.
 10(f) Management Consulting Delegation of Duties Agreement between General Partners and NRMI dated May 28, 1991. Incorporated by reference from the 1991 10-K filed March 27, 1992.
 10(g) Co-General Partner Agreement dated June 20, 1991. Incorporated by reference from Exhibit 5-1 to current report on 8-K dated
          July 26, 1991.
 *10(h) Property Management Agreement between the Partnership and NRMI dated November 1, 1995. Incorporated by reference herein. (See 12-31-98 Form 10K SB)
 *10(i) Sublease Agreement between the Partnership and NRMI dated February 1, 1998. Incorporated by reference herein. (See 12-31-98 Form 10K
          SB) *13 National Real Estate Limited Partnership Income Properties 1999 annual report to Partners is included as an exhibit hereto for those portions of such annual report specifically incorporated by reference elsewhere herein.
 *27      Financial Data Schedule

     (D)  Financial Statement Schedules
          _____________________________
*    Filed with this Report.
                               SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
                              (Registrant)

Dated: April 14, 2000              By:        /S/ John Vishnevsky
       ______________                         John Vishnevsky
                                        President and Chief Operating and
                                               Executive Officer
                                    National Development and Investment, Inc.
                                             Corporate General Partner

Dated: April 14, 2000              By:        /S/ John Vishnevsky
       ______________                          John Vishnevsky
                                      Chief Financial and Accounting Officer
                                    National Development and Investment, Inc.
                                             Corporate General Partner


 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities* and on the dates indicated:


  /S/ John Vishnevsky        President and Director     April 14, 2000
_______________________                                 _______________
     John Vishnevsky         National Development and       (dated)
                               Investment, Inc.


  /S/ Stephen P. Kotecki     Vice President, Secretary,      April 14,2000
__________________________                                   ______________
      Stephen P. Kotecki       Treasurer and Director           (dated)
                               National Development and
                                  Investment, Inc.


  /S/ Stephen P. Kotecki       President, Treasurer and   April 14, 2000
 __________________________                               _______________
      Stephen P. Kotecki             Director                 (dated)
                                      EC Corp.


  /S/ Thomas Rielly         Vice President, Secretary   April 14, 2000
_____________________                                   ________________
     Thomas Rielly                 and Director            (dated)
                                     EC Corp




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

NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
                              (Registrant)

Dated:   4/14/00         By:______________________________
        ___________
                                 John Vishnevsky
                                 President and Chief Operating and
                                 Executive Officer
                                 National Development and Investment, Inc.
                                 Corporate General Partner

Dated:    4/14/00         By:
       _______________       _________________________________

                                  John Vishnevsky
                                  Chief Financial and Accounting Officer
                                  National Development and Investment, Inc.
                                  Corporate General Partner


 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities* and on the dates indicated:


____________________________     President and Director       4/14/00
                                                           _______________
      John Vishnevsky            National Development and     (dated)
                                 Investment, Inc.


_____________________________    Vice President, Secretary,    4/14/00
                                                            ________________
      Stephen P. Kotecki         Treasurer and Director         (dated)
                                 National Development and
                                 Investment, Inc.


_____________________________    President, Treasurer and      4/14/00
                                                           _________________
      Stephen P. Kotecki         Director                      (dated)
                                 EC Corp.


_______________________________  Vice President, Secretary     4/14/00
                                                            ______________
       Thomas Rielly             and Director                  (dated)
                                 EC Corp






* The indicated positions are held in the Corporate General Partners of the Registrant.



                               EXHIBIT 13

       NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES


BUSINESS
________
 The Registrant, National Real Estate Limited Partnership Income Properties (the "Partnership"), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate and an Agreement of Limited Partnership, each dated December 18, 1984. As of December 31, 1999, the Partnership consisted of an Individual and two Corporate General Partners and 1,120 Limited Partners owning 9,004.15 limited partnership interests (the "Interests") acquired at a public offering price of $1,000 per Interest ($9,024,556 net of affiliate discounts). The Interests were sold commencing January 31, 1985, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #2-95072) as amended. The offering of Interests was concluded on December 18, 1986. The Individual General Partner is John Vishnevsky and the Corporate General Partners are National Development and Investment, Inc. ("NDII"), a Wisconsin corporation and EC Corp., a Wisconsin corporation. All management decisions are the responsibility of the General Partners.

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

 The Partnership will continue in existence until December 31, 2004, unless terminated earlier by disposition of all of its assets or certain other events. Upon termination, the Partnership will commence to liquidate its properties as soon as feasibly possible, depending upon, among other factors, whether the Partnership's objectives are met, potential capital appreciation, cash flow, and federal income tax consequences to its limited partners.

 The Partnership owned and operated four investment properties in 1999. During the fiscal year ended December 31, 1985, the Partnership acquired Lock-It Lockers Mini-Warehouse, a self storage mini-warehouse rental complex located in Tucson, Arizona ("Tucson Lock-It Lockers"). Tucson Lock-It Lockers was acquired in four separate Parcels as follows: Parcel I (21,670 net rentable square feet) effective May 1, 1985; Parcel II (15,575 net rentable square feet) effective July 1, 1985; Parcel III (6,845 net rentable square feet) effective August 1, 1985; and Parcel IV (5,795 net rentable square feet) effective September 1, 1985. In 1986, the Partnership continued its investment in properties by acquiring an additional Lock-It Lockers Mini-Warehouse located in Phoenix, Arizona ("Phoenix Lock-It Lockers"), in three separate parcels, as follows: Parcel I (18,600 net rentable square feet) effective January 1, 1986; Parcel II (17,625 net rentable square feet) effective February 1, 1986; and Parcel III (22,541 net rentable square feet including 8,000 net rentable square feet for recreational vehicle storage) effective April 1, 1986. The Partnership completed its investment in properties during the fiscal year ended December 31, 1987, when it purchased the two following investment properties, a parcel of land containing one building plus part of a second building out of a total of five buildings of Cave Creek Mini Warehouses in Phoenix, Arizona and Northridge Commons Shopping Center, a community shopping center located in Milwaukee, Wisconsin. However, Northridge Commons was sold December 15, 1999. These properties are described more fully in this report at Properties. Cave Creek was managed by Enterprise Growth Group ("EGG") from the time the property was purchased through October, 1991. As of November 1, 1991, National Realty Management, Inc. ("NRMI") took over management of the property. All other Partnership properties were managed by NRMI since their purchase.

 The real estate investment business is highly competitive. The Partnership's properties are in competition for tenants with numerous other alternative sources for storage or shopping center space.

 The Partnership is not dependent upon any single tenant for its operating success. The Partnership does not foresee any events or market trends which would have a materially adverse affect upon the Partnership's revenues, except for increased competition for tenants, which is discussed in the section entitled Results of Operations of this report.
                 ______________________
 During 1999, the Partnership employed four full-time and seven part-time on-site personnel in the following capacities: 3 managers, 4.5 rental agents,
2.5 cleaning/maintenance persons, and 1 supervisor. In addition, due to the centralized nature of the Partnership's accounting and management systems, another 16 employees provided various accounting and management services to this and other partnerships. All on-site and partnership employees are supervised by NRMI under its Management Consulting Delegation of Duties and Property Management Agreements with the Partnership.

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


PROPERTIES
__________
 The properties in which the Partnership has invested are owned in fee simple, described more fully at Notes to Financial Statements (Note 3).
The principal factors which the General Partners believe affect rental rates and occupancy levels include location, ease of access, amenities, and the quality of property management.

 TUCSON LOCK-IT LOCKERS
 ______________________
 Tucson Lock-It Lockers is located on 2.057 fully improved acres at 6560 East Tanque Verde Road, Tucson, Arizona. Tucson Lock-It Lockers consists of seven single-story buildings which were constructed in 1976. Tucson Lock-It Lockers has an aggregate of 49,865 net rentable square feet (57,710 gross) with a unit mix that varies. Management has the ability to subdivide some of the larger units in accordance with market demand. Features of Tucson Lock-It Lockers include fire walls and exterior passage doors constructed of solid-core steel hinged in steel frames. Security at Tucson Lock-It Lockers is provided by a resident manager and a fenced perimeter with single-gate access. In addition to the seven warehouse buildings, there is an on-site office/apartment, and limited customer parking spaces are available.

 PHOENIX LOCK-IT LOCKERS
 _______________________
 Phoenix Lock-It Lockers is located on 3.1 fully improved acres at 10250 North 9th Avenue, Phoenix, Arizona. The complex consists of three single-story buildings containing a total of 593 units and 30 outside RV spaces which were constructed in 1976. Phoenix Lock-It Lockers has an aggregate of 62,016 net rentable square feet (66,200 gross) with a unit mix that varies. Management has the ability to subdivide some of the larger units according to market demand. Features of the complex include fire walls and exterior passage doors constructed of solid-core steel hinged in steel frames. Security in the complex is provided by electronic surveillance cameras with a motion detector that provides the resident manager with the ability to monitor the property during the day and night. There is also a fenced perimeter with a single-gate access to the property which provides additional security. In addition to the three warehouse buildings, there is an on-site office/apartment, and customer parking spaces are available.

 CAVE CREEK MINI-WAREHOUSE
 _________________________
 Cave Creek Mini-Warehouse is located at 1201 East Cinnabar Avenue, Phoenix, Arizona, on approximately 1.7 acres (the "Complex"). The 747 unit Complex consists of three individual one story and two individual two story buildings. The Partnership's ownership consists of one one-story building and part of one two-story building of the Complex, of which construction was completed in 1985. The Partnership has an interest in the remaining portions of the Complex for access and use of the business office facilities. National Real Estate Limited Partnerships Income Properties II, another limited partnership of which the General Partners are general partners, owns the other portion. Security in the Complex is provided by a resident manager and a fenced perimeter with single-gate access.

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

 NORTHRIDGE COMMONS
 ___________________
 Northridge Commons is a community shopping center located at 8310-8360 West Brown Deer Road, Milwaukee, Wisconsin. Constructed in 1981, Northridge Commons is a masonary building consisting of seven retail service outlets.

 A majority of the limited partners in this partnership consented to the sale of Northridge Commons, and the property was sold December 15, 1999, to Leisure Investments, Inc. for $850,000 (groos proceeds). No relationship exists between Leisure Investments, Inc., the purchaser, and National Real Estate Limited Partnership Income Properties, the seller, or any of its affiliates, any director or officer of the Partnership or any associate of any such director of officer.

 The Tucson and Phoenix real estate rental markets are highly competitive. For a further dicussion of occupancy rates, see Management's Discussion
                                                _______________________
and Analysis of Financial Condition and Results of Operations contained in
_____________________________________________________________
this report. Additional mini-warehouse projects may be built within the Tucson and Phoenix areas, which may compete directly with the Partnership's properties.

 The General Partners believe that the Partnership is adequately covered by insurance on the properties.

LEGAL PROCEEDINGS
_________________
 On May 25, 1999, a limited partner who owns interests in four partnerships, the general partners of which are John Vishnevsky, National Development and Investment, Inc., and E.C. Corp. (The same general partners as in this partnership), filed a complaint in the Waukesha County Circuit Court of the State of Wisconsin on behalf of a putative class of all of the limited partners in the defendant partnerships. The complaint was filed against Mr. Vishnevsky, National Development and Investment, Inc., many partnerships for which those general partners serve as general partners, and various individuals and entities who are alleged to exercise control over the partnerships and/or perform services for the partnerships. The complaint asserts putative class claims and derivative claims under the Wisconsin Uniform Limited Partnership Act alleging, among other things, that the general partners wasted partnership assets and breached their fiduciary duties to the partnerships and their limited partners by charging excessive fees and expenses in managing the affairs of the partnerships. In addition to money damages, the plaintiff is seeking to wind up the affairs of the partnerships and an accounting of the partnerships to be supervised by a receiver to be appointed by the court. The case has not been certified to proceed as a class action. Defendants have filed motions to dismiss plaintiff's claims; those matters have not been decided. Although this partnership, National Real Estate Limited Partnership Income Properties II, was not named in the original complaint, this Partnership has since been added as a defendant. The general partners believe the allegations are without merit and are vigorously defending the lawsuit.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
___________________________________________________________
AND RESULTS OF OPERATIONS
_________________________
 Information contained in this Annual Report on Form 10-KSB contains -looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as -looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors, which could adversely affect the Partnership's ability to obtain these results, include, among other things, (i) the volume of transactions and prices for real estate in the real estate markets generally, (ii) a general or regional economic downturn which could create a recession in the real estate markets,
(iii) the Partnership's debt level and its ability to make interest and principal payments, (iv) an increase in expenses related to new initiatives, investments in people and technology, and service improvements, (v) the success of the new initiatives and investments and (vi) other factors described elsewhere in this Annual Report.

 LIQUIDITY AND CAPITAL RESOURCES
 ________________________________
 The Partnership commenced an offering to the public on January 31, 1985, of up to 15,000 Interests at $1,000 per Interest pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. A total of 3,767.26 Interests were sold in 1985 ($3,760,356). From January 1, 1986, to
December 18, 1986, at which time the offering was concluded, an additional 5,266.75 Interests were sold ($5,264,200). After deducting offering costs, the Partnership had $8,026,434 with which to purchase the investment properties, described in this report at Properties, to pay costs related to purchasing such properties and to meet capital requirements for operations.

 The Partnership does not have any permanent, long-term financing nor any other financing on its investment properties and does not intend to incur any during the Partnership's life. The Partnership plans to incur capital expenditures for roof replacement and repairs for Tucson Lock-it-Lockers in 2000. This expenditure will cost approximately $30,000. Roofing was replaced for the Phoenix Lock-It- Lockers in 1999 which cost approximately $26,500 and was funded from the cash flow of operations. The Partnership does not have any other present or planned material commitments for capital improvements.

 The General Partners committed to make loans to the Partnership to the extent necessary for the Partnership to make cash distributions to the Limited Partners equal to 8% in 1985, 8.25% in 1986, 8.5% in 1987. However, the maximum the General Partner was required to loan was equal to 3% of the gross offering proceeds. Through December 31, 1998, the Individual General Partner loaned $271,020 to the Partnership under this commitment, which is the maximum amount under the commitment. The General Partner's loan shall be repaid with interest equal to 12% or the prime rate plus two percentage points, whichever is lower, solely from sale proceeds of the investment properties. As of December 31, 1999, $39,118 of accrued interest remains outstanding on the General Partner loan; $746,906 was paid to the fiduciary General Partner in 1999 from the proceeds of the sale of Northridge Commons. During 1999, the Partnership continued distributions with a total of $396,183 to its Limited Partners and $12,253 to the General Partners. The distributions for 1999 equaled 4.9% of the Limited Partners investment. The pay rates prior to 1988 were supplemented by the General Partner Loans, as described above, and the operating results of the properties have not advanced as originally projected. The Partnership's ability to maintain and or increase distributions during 2000 is dependent upon the results of property operations or sales of properties and therefore no assurance as to the distribution amount, if any, can be made.

 Cash generated by the Partnership's investment properties and the sale of such properties are expected to provide funds for the Partnership's liquidity needs and any cash distributions to the Limited Partners.

 RESULTS OF OPERATIONS
 _____________________
 The Partnership operated four investment properties during 1999. The Partnership began operations in 1985 and made additional property purchases in 1986 and 1987.

 Rental rates in 1999 at Tucson Lock-It Lockers continued to range from $28 to 160 depending on the size of the unit. Average occupancy at Tucson Lock-It Lockers was 93% during 1999, compared to 96% in 1998. Marketing efforts are directed primarily toward Yellow Pages advertising which is the main source of traffic. Signs on Tanque Verde have been upgraded in order to lead prospective clients around the corner to the main entrance. There is a marketing program in place with neighboring businesses where we share coupon advertising at several locations. Management participates in the Tanque
Verde Business Association and continues to participate in their marketing and advertising programs. Competition studies done by management and those done by The Arizona Mini Storage Association show a Tucson area occupancy of around 93%. We are doing better than the neighboring facilities. Newer facilities being built in the area have slightly effected our occupancy.
Most of the competition has higher rents because of their amenities, controlled access gates, and air-cooled lockers.

 Rental rates are based on unit size at Phoenix Lock-It Lockers and ranged from $35 to $235 in 1999. Average annual occupancy at the property was 91% for 1999 and 95% in 1998. Management uses the Yellow Pages for advertising as well as using client referral coupons, and offering discounts to existing clients for bringing us new clients. Our manager has been attending the Sunnyslope Business Association meetings in an attempt to capture more business rentals and to keep up with the business networking in the area. Rate increases will need to remain conservative. Our management competition study and information gathered from the Arizona Mini Storage Association indicate the surrounding area is 92% occupied. The market continues to soften in the Phoenix area because of overbuilding of self- storage facilities in the immediate area of the property. The business suites are 100% occupied, with all suites on at least a one year lease.

 At Cave Creek Lock-It Lockers asking rents continued to range from $13 to $145 in 1999, based on unit size. Average annual occupancy was 89% and 93% in 1999 and 1998 respectively. Marketing efforts are directed primarily through the use of Yellow Pages advertising, which is the main source of traffic.
           ____________
Management uses resident referral coupons for all current tenants, offering a discount if they send us new clients. The managers are marketing the lockers to neighboring businesses and apartment communities, using neighborhood business coupon flyers. The General Partners believe marketing efforts and excellent customer service will continue to help occupancy remain strong.

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

 Net income decreased ($316,670) or -345.66% from 1998 to 1999 as a result of the $293,992 loss recorded from the sale of Northridge Commons. Increased vacancies, although offset by decreased write-offs, rent abatement, and common area and building renovations, also contributed to the 1999 loss.

 Total operating revenues decreased $35,666 from 1998 to 1999. Site operating revenues for 1999 were $52,097 for Cave Creek Lock-It Lockers, $177,573 for Northridge Commons, $390,844 for Tucson Lock-It Lockers, and $358,051 for Phoenix Lock-It Lockers. Prior year operating revenues were $53,080 for Cave Creek Lock-It Lockers, $198,649 for Northridge Commons, $398,047 for Tucson Lock-It Lockers, and $359,845 for Phoenix Lock-It Lockers. In all cases, revenues decreased due to increased vacancies in 1999 compared to 1998.

 The decrease in operating expenses of $26,311 is primarily due to decreased common area and building renovations in 1999. Common area and building renovations in 1998 included exterior painting repairs not incurred in 1999.

 Interest expense for 1999 increased $2,550 due to compounding of interest on the note payable due the individual general partner. Interest income decreased $10,773; however, inflated 1998 numbers due to 1997 interest recorded in 1998 caused this.

 INFLATION
 _________
 The General Partners believe the Partnership's ability to increase rental rates would offset any adverse effects from inflation on the Partnership's cost of operations. Inflation may also tend to cause capital appreciation of the Partnership's properties over a period of time as rental rates and replacement costs of properties continue to increase. However, the effects of inflation in real estate may be influenced by general or local economic conditions. Future results are subject to uncertainty and the ability of the Partnership to achieve certain results is largely beyond the control of the General Partners and their affiliates.


KERBER, ECK & BRAECKEL LLP
certified public accountants

1000 Myers Building
1 West Old State Capitol Plaza
Springfield, Illinois 62701-1268
217-789-0960   Fax 217-789-2822
______________

Springfield, Illinois
Carbondale, Illinois
Belleville, Illinois
St. Louis, Missouri
Cape Girardeau, Missouri
Milwaukee, Wisconsin
                      Independent Auditors' Report
                      _____________________________
The Partners
National Real Estate Limited Partnership
  Income Properties


   We have audited the accompanying balance sheet of National Real Estate Limited Partnership Income Properties (a Wisconsin limited Partnership) as of December 31, 1999, and the related statements of operations, partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

   Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The attached balance sheets of the corporate general partners, National Development and Investment, Inc., March 31, 1999, and EC Corp., December 31, 1999, are presented for purposes of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by Regulation S-B of the Securities and Exchange Commission. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

   The accompanying statement of financial condition as of December 31, 1999, of John Vishnevsky, general partner, is also supplementary information required by Regulation S-B and was not audited by us and, accordingly, we do not express an opinion on it.


                           KERBER, ECK & BRAECKEL LLP



Springfield, Illinois
January 26, 2000, except for Note I
   as to which the date is March 14, 2000





                   Report of Independent Auditors



   To The Partners of
   NATIONAL REAL ESTATE LIMITED PARTNERSHIP
     INCOME PROPERTIES

   We have audited the accompanying statements of operations, partners' capital deficit) and cash flows of National Real Estate Limited
   Partnership Income Properties (a Wisconsin    Limited Partnership) for
   the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, partners' capital (deficit) and cash flows of the Partnership for the year ended December 31, 1998, in conformity with generally accepted accounting principles.




                                  WOLF AND COMPANY-MILWAUKEE, S.C.
                                      CERTIFIED PUBLIC ACCOUNTANTS


   Milwaukee, Wisconsin
   February 4, 1999


                  National Real Estate Limited Partnership

                             Income Properties



                               BALANCE SHEET



                              December 31, 1999



                                  ASSETS



Cash and cash equivalents                                $ 806,382


Escrow deposits and other assets                           16,034


Investment properties, at cost

  Buildings and improvements           $ 4,324,905


  Less accumulated depreciation
                                         1,993,965
                                        ____________



                                          2,330,940

  Land
                                           568,848         2,899,788
                                         ___________     ______________


                                                         $ 3,722,204
                                                       =================





                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)



Liabilities

  Tenant security deposits                             $  4,003


  Deferred rent
                                                         38,299

  Accrued interest payable to individual general partner
                                                         39,118

  Accrued expenses and other liabilities
                                                         59,444

  Note payable to individual general partner
                                                        271,020
                                                      _____________



                                                        411,884
                                                      ____________
Partners' capital (deficit)

  General partners                   $  (140,824)

  Limited partners (authorized -
  10,000 interests;
  issued - 9,034.01 interests)
                                         3,472,815

  Less cost of limited partner
  interests held in treasuryissued -
  9,034.01 interests)
   (29.86 interests)
                                           (21,671)      3,310,320
                                       --------------- ---------------


                                                        $ 3,722,204
                                                      =================













The accompanying notes are an integral part of this statement.



                   National Real Estate Limited Partnership

                              Income Properties



                          STATEMENTS OF OPERATIONS



                            Year ended December 31



                                                 1999         1998
                                                -------     --------
Operating revenues

 Rentals                                      $ 893,742     $ 906,425



 Other
                                                 86,224        109,207
                                               ----------    ------------


     Total operating revenues
                                                 979,966      1,015,632



Operating expenses

 Operating
                                                 242,427          241,581

 Administrative
                                                 200,152          193,229

 Repairs and maintenance
                                                  54,645           84,402

 Depreciation
                                                 213,668          217,834

 Property taxes
                                                 124,687          127,347

 Advertising
                                                  22,207           19,704
                                                -----------      -----------


     Total operating expenses
                                                  857,786          884,097
                                                -------------    ------------


     Income from operations
                                                  122,180          131,535



Other income (expenses)

 Interest expense on individual
 general partner note                            (96,796)         (94,246)


 Loss on sale of investment properties           (293,992)

                                                                      -

 Interest income
                                                   43,550          54,323
                                                 -----------      ----------


     Total other income (expenses)               (347,238)         (39,923)
                                              --------------      -----------


     Net income (loss)                       $   (225,058)         $  91,612
                                             =================    ============





Net income (loss) attributable to
general partners (3%)                          $  (6,752)         $ 2,748



Net income (loss) attributable to
limited partners (97%)                          (218,306)
                                               -----------        88,864
                                                               -------------


                                          $     (225,058)      $ 91,612
                                         ===================  =============



Net income (loss) per limited
partnership interest                       $    (24.16)       $  9.87













The accompanying notes are an integral part of these statements.



                   National Real Estate Limited Partnership

                            Income Properties



                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)



                            Year ended December 31





                                                Cost of
                                                 Ltd.

                                                Partner

                        General    Limited     Interests
                                                 Held

                       Partners    Partners   in Treasury      Total
                     ----------- -----------  -------------    -------


Balances at January 1,
1998                  $ (114,820) $ 4,313,585  $ (21,671)    $ 4,177,094


Distributions to partners
                        (9,747)     (315,145)       -          (324,892)


Net income for the year
                         2,748        88,864        -            91,612
                       ----------    ----------   ---------     ------------



Balances at December 31,
1998                    (121,819)     4,087,304    (21,671)      3,943,814


Distributions to partners
                         (12,253)     (396,183)       -           (408,436)



Net loss for the year
                         (6,752)       (218,306)      -           (225,058)
                      -------------   ------------  -----------  ------------



Balances at December
31, 1999               $ (140,824)   $ 3,472,815    $ (21,671)   $ 3,310,320
                     =============   ============   ===========  ============





































The accompanying notes are an integral part of these statements.



                   National Real Estate Limited Partnership

                             Income Properties



                           STATEMENTS OF CASH FLOWS



                             Year ended December 31



                                                   1999       1998
                                                  ------     ------
Cash flows from operating activities

 Net income (loss) for the year               $ (225,058)   $ 91,612

 Adjustments to reconcile net income
 (loss) to net cash provided
  by (used in) operating activities

     Depreciation
                                                 213,668      217,834

     Loss on sale of investment properties
                                                 293,992         -


     Changes in assets and liabilities

       Escrow deposits and other assets                        (18,787)
                                                 17,024

       Tenant security deposits
                                                 (2,872)          1,345

       Deferred rent                            (10,734)
                                                                 19,532

       Accrued interest payable to
       individual general partner               (650,110)

                                                                    -

       Accrued expenses and other liabilities    (20,921)
                                                                 94,467
                                                ------------   ----------


         Net cash provided by (used in)

              operating activities               (385,011)
                                                                 406,003



Cash flows from investing activities

 Proceeds from sale of investment properties
                                                   787,436
                                                                      -

 Additions to investment properties               (26,448)         (32,438)
                                                 ----------       ----------


         Net cash provided by (used in)

              investing activities                                 (32,438)
                                                   760,988



Cash flows from financing activities

 Distributions to partners                        (408,436)        (324,892)
                                                 -------------    -----------


     Net increase (decrease) in
     cash and cash equivalents                      (32,459)
                                                                      48,673



Cash and cash equivalents at beginning of year
                                                    838,841          790,168
                                                  -----------      ----------


Cash and cash equivalents at end of year
                                                  $ 806,382       $  838,841
                                                ==============   ============


Cash paid for interest
                                                $  746,906         $    -
                                               ==============   =============



The accompanying notes are an integral part of these statements.





               National Real Estate Limited Partnership
                          Income Properties

                    NOTES TO FINANCIAL STATEMENTS

                          December 31, 1999

         NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                          1.   Organization

  National Real Estate Limited Partnership Income Properties (the Partnership) was organized as a limited Partnership under the laws of the State of Wisconsin pursuant to Certificate and an Agreement of Limited Partnership (the Agreement) dated December 18, 1984, for the purpose of investing primarily in commercial real property and began operations in May 1985. The Partnership is to be dissolved on or before December 31, 2004.

  The Partnership consists of three general partners, National Development and Investment, Inc., John Vishnevsky, and EC Corp., and 1,120 limited partners at December 31, 1999. Mr. Vishnevsky is the president and sole stockholder of National Development and Investment, Inc.

     2.  Cash and Cash Equivalents

  The Partnership considers all short-term investments which have original maturities of three months or less when purchased to be cash equivalents.

     3.  Investment Properties

  Investment properties are stated at cost less accumulated depreciation and amortization. Major additions and improvements are capitalized, while items which do not extend the useful lives of the assets are expensed currently.

  Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on the straight-line method. The estimated useful lives used in determining depreciation are:

   Building                                   27.5 - 40 years
   Improvements                               7 - 15 years
   Equipment                                  5 years

  The Partnership evaluates the investment property periodically for indication of impairment including recurring operating losses and other significant adverse changes in the business climate that affect the recovery of the recorded asset value. If investment property is considered impaired, a loss is provided to reduce the net carrying value of the asset to its estimated fair value. See Note D for information on previously impaired investment property disposed of during 1999. Management is not aware of any indicator that would result in any significant impairment loss for the year ended December 31, 1999.




               National Real Estate Limited Partnership
                          Income Properties

              NOTES TO FINANCIAL STATEMENTS - CONTINUED

                          December 31, 1999

   NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

4.                      Deferred Financing Costs

  Deferred financing costs are amortized using the straight-line method over the term of the agreement.

     5.  Allocations and Distributions

  Pursuant to the Agreement, net income and loss from operations (exclusive of hose from the sale or disposition of Partnership properties) are to be allocated 97% to the limited partners and 3% to the general partners. Any gains from the sale or disposition of Partnership properties are to be allocated first to the general partners and limited partners with deficit net capital accounts; then the limited partners in an amount equal to their initial capital investment plus any amount remaining to be paid under their cumulative preference; then to the general partners in an amount equal to the proceeds of such sale distributed to them; and all remaining amounts are to be allocated to the limited partners provided that at least 3% of the gain from sale or disposition would be allocated to the general partners. Losses from the sale or other disposition of Partnership properties are to be allocated 97% to the limited partners and 3% to the general partners.

  Cash available for distribution, as defined in the Agreement, will be distributed 97% to the limited partners and 3% to the general partners.

  After the repayment of any general partner loans, sales proceeds will be distributed as follows: (1) 97% to the limited partners and 3% to the general partners until the limited partners have received, (a) 100% of their initial capital investment and (b) cumulative, noncompounded distributions of sales proceeds, in excess of the amount required in (a), and cash available for distribution equal to 6% per annum on their initial capital investment, with the 3% to the general partners subordinated to payment of the amounts in (a) and (b) to the limited partners; (2) to an affiliate of the general partners, an amount equal to its subordinated real estate commission (up to 3% of the aggregate selling price of all properties); (3) 88% to the limited partners and 12% to the general partners, with such payments to the general partners subordinated to a total return to the limited partners of (a) 100% of their initial capital investment plus (b) a cumulative preference of 10% per annum of their initial capital investment.




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     6.  Net Income Per Limited Partnership Interest

  Net income per limited Partnership interest is based on 97% of net income as allocated to the limited partners divided by the weighted average number of interests outstanding during the year.

     7.  Advertising

  Advertising costs are expensed as incurred.

     8.  Fees to Affiliates

  Property management fees are payable currently to the general partners or affiliates of the general partners. Fees for property management and rental services are being charged to expense over the period property management services are being performed. See Note C for property management fee rates payable to an affiliated party.

     9.   Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


NOTE B - INVESTMENT PROPERTIES

  Investment properties consist of the following at December 31, 1999:

                                              Buildings and     Accumulated
    Description                      Land      Improvements     Depreciation
 -----------------                  ------    ---------------   --------------
                                              (in thousands)
  Lock-It-Lockers Mini-Warehouses
   Tucson, Arizona                 $ 253       $ 1,905             $ 894
  Lock-It-Lockers Mini-Warehouses
   Phoenix, Arizona                  222         2,116               971
  Northridge Commons Shopping Center
   Milwaukee, Wisconsin               -            -                  -
  Cave Creek-Phase I Mini-Warehouses
   Phoenix, Arizona                  94            304               129
                                  --------      ----------        ----------
                                 $  569          $ 4,325          $ 1,994
                               ============   =============    ============


NOTE B - INVESTMENT PROPERTIES - Continued

                                       Date of
       Description                   Construction         Date Acquired

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

  The aggregate cost of the investment properties is the same for financial reporting and federal income tax purposes. The accumulated depreciation reported for federal income tax purposes was $ 3,247,526 at December 31, 1999.

  Depreciation expense for the years ended December 31, 1999 and 1998, was $ 213,668 and $ 217,834, respectively.


NOTE C - RELATED PARTY TRANSACTIONS

  The general partners are general partners for other limited Partnerships which have invested in real estate. The Partnership reimburses affiliates of the general partner for the actual cost of goods and materials used by or for the Partnership in the course of performing the general functions of the Partnership. These general functions include certain management, accounting and other expenses. The Partnership has executed contracts providing for the following fees payable to such entities:

  1.   National Realty Management, Inc. (NRMI)

  National Realty Management, Inc. (NRMI) was paid property management fees of $ 53,426 in 1999 and $ 53,675 in 1998, respectively. Monthly fees represent 6% of gross receipts from the Lock-It-Lockers Mini-Warehouses in Tucson and Phoenix and Cave Creek Mini-Warehouse, and 3% of gross receipts from Northridge Commons Shopping Center.



NOTE C - RELATED PARTY TRANSACTIONS - Continued

  1.   National Realty Management, Inc. (NRMI) - Continued

  The Partnership also paid $ 46,306 in 1999 and $ 50,844 in 1998, respectively, for the reimbursement of accounting and administrative expenses incurred by NRMI on behalf of the Partnership. Accrued expenses at December 31, 1999, includes $ 4,451 due to NRMI for reimbursable expenses.

  The Partnership sub-leases a portion of common area office space from NRMI under terms of a lease which expires on August 31, 2002. During 1999, lease payments totaled $ 10,473, which represents the Partnership's pro-rata portion, based on space occupied, of NRMI's monthly rental obligation.

  2.   National Development and Investment, Inc. (General partner)

  The Partnership paid National Development and Investment, Inc. (NDII) for the reimbursement of expenses totaling $ 131,546 and $ 109,101 in 1999 and 1998, respectively for administrative expenses incurred on behalf of the Partnership.

  3.   Individual General Partner

  The note payable to the individual general partner is payable from proceeds of the sale or other disposition of investment properties, with interest compounded monthly at a bank's prime rate plus 2% (10.25% at December 31,
  1999) or 12%, whichever is lower. At December 31, 1999, the note payable balance was $ 271,020. The Partnership incurred interest of $ 96,796 and
  $ 94,246 in 1999 and 1998, respectively, in connection with this note. During 1999, $ 746,906 in interest was paid to the individual general
  partner with respect to this note.   At December 31, 1999, accrued interest
  payable on individual general partner note was $ 39,118.



NOTE D - IMPAIRMENT OF ASSETS

  In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During 1996, the Partnership determined that an impairment to the asset value of a retail shopping center known as Northridge Commons had occurred, resulting from the loss of a significant anchor tenant and deteriorating market conditions caused by an economically depressed area where the property islocated. Based on these factors, the Partnership wrote down assets with a carrying value of approximately $ 1,880,000 by $ 785,000 to their estimated fair value. Fair value was based on estimated future cash flows to be generated from the property, discounted at a market rate of interest.

  On December 15, 1999, the Partnership sold the assets for net sale proceeds of $ 787,436. The Partnership removed the assets and related accumulated depreciation from the balance sheet and recognized an additional $ 293,992 loss from the disposition on the income statement for the year ended December 31, 1999.


NOTE E - INCOME TAXES

  Income taxes on the net earnings for the year are payable personally by the partners and, accordingly, are not reflected in the financial statements.

  Differences between the net income (loss) as reported herein and the net income (loss) reported for federal income tax purposes arise primarily from timing differences related to depreciation and other GAAP basis adjustments. The following is a reconciliation of the reported net income (loss) and the net income (loss) reported for federal income tax purposes for the years ended December 31:

                                              1999             1998
                                            -----------    -----------
   Net income (loss) reported in the
   financial statements                     $(225,058)        $91,612
   Add (deduct)
    Depreciation                              (55,651)        (52,729)
    Loss on disposal of investment
    properties                               (763,594)            -
    Accrued wages non deducted for
    tax purposes                                9,049             -
    Interest accrued (paid) to
    individual general partner               (638,635)         94,245
                                          --------------     -----------
   Net income (loss) reported for
   federal income tax purposes          $   (1,673,889)     $  133,128
                                      ===================  ===============


NOTE F - FAIR VALUES OF FINANCIAL INSTRUMENTS

     1.  Cash, and Cash Equivalents

  The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value due to their short term nature.

  2.  Debt

  The fair market value of the individual general partner note payable approximates its carrying value.

NOTE G - CONCENTRATION OF CREDIT RISK

  The Partnership maintains its cash balances in various financial institutions in Arizona and Wisconsin. These balances are insured by the Federal Deposit Insurance Company up to $100,000. The Partnership has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE H - BASIS OF ACCOUNTING

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

                                        1999                    1998
                                    --------------        -----------------
                                     GAAP     Tax          GAAP      Tax
                                     Basis    Basis        Basis     Basis
                                         (In thousands)

  Total assets                      $ 3,722  $ 3,467       $ 5,040  $ 5,604
  Partners' capital
   General partners (deficit)          (141)    (175)         (122)    (113)
   Limited partners                   3,473    3,280          4,087    5,298

  Net income (loss)
   General partners                      (7)      (50)            3       4
   Limited partners                    (218)   (1,622)           89     129


NOTE I - CONTINGENCIES

  On May 15, 1999, the general partners, the property management company
  (NRMI), and other affiliated partnerships, entities and individuals were named as defendants in a lawsuit. The Partnership was not named in the original lawsuit, but was later named as a defendant. The plaintiffs are seeking to have this action certified as a class action lawsuit. In the complaint, the plaintiffs allege, among other things, breach of contract, fraud, misrepresentation, breach of fiduciary duty, negligence, excessive fee charges, and theft. Judgment is being sought against the defendants to wind up and dissolve the partnerships named as defendants, including the Partnership, suspend and replace the existing general partners with a nonaffiliated receiver, and award unspecified compensatory and punitive damages as well as reimbursement of attorney fees. Various amendments and counter-claims have been filed with respect to this action. The defendants are vigorously defending themselves in this case.

  The parties to the action have been in settlement discussions and, on March 14, 2000, entered into a stipulation of settlement agreement, which was submitted to the Circuit Court of Waukesha County (Wisconsin) on March 17, 2000, for preliminary approval. This agreement outlines specific settlement terms which are subject to final approval pending a court hearing scheduled to be held on April 27, 2000. The Partnership was named
  as a party in the stipulation of settlement.   The more significant terms
  of the stipulation of settlement are as follows:

      An independent marketing agent will be appointed to market and sell the Partnership investment property. However, any offer to purchase the property would not be accepted by Partnership management without first obtaining approval from a majority interest of the limited partners. Final distributions of the net proceeds received from a sale of the Partnership's investment property would be made in accordance with the terms of the Partnership's limited partnership agreement and prospectus, and upon providing 20-day notice to the plaintiff's attorney. Net proceeds will first be applied to pay plaintiffs counsel's legal fees, expenses and costs, with interest thereon, if and to the extent allowed by the court.

      Distributions to limited partners would continue to be made in accordance with the limited partnership agreement. However, upon final settlement of the lawsuit, distributions would be increased to the extent that sufficient reserves have been established to support normal Partnership operations and the wind-up of Partnership affairs upon the sale of the investment property. Any such additional distributions would be made within 30 days of the final settlement of the lawsuit.

NOTE I - CONTINGENCIES - Continued

      NRMI and the general partners shall continue to provide property management and consulting services to the Partnership under the same terms and conditions currently provided under existing contracts, until the investment property is sold and assets liquidated, and the Partnership entity dissolved. NRMI will also be the listing broker for the sale of the Partnership property.

      The plaintiffs' claims made against NRMI, the general partners, and other related parties for excessive charging of expenses to the defendant partnerships, including the Partnership, would be settled through binding arbitration. Any such expenses disallowed through arbitration shall be reimbursed to the defendant partnerships.

      The lawsuit will be certified as a "non-opt out" class-action lawsuit, in which all limited partners of the Partnership are required to be included in the settlement class of this litigation.

      The Partnership will likely have to pay a portion of the plaintiffs counsel's legal fees. The amount of such fees which the Partnership might have to pay is uncertain at this time but could be material to the Partnership. The Partnership will have to make such payment prior to distributing net sale proceeds to its partners.

  Based on events to date, it is not possible to determine the final outcome of the litigation, or the amount of any potential monetary impact to the Partnership. Therefore, no provision for any such financial impact arising from the lawsuit has been made in these financial statements.

























                        SUPPLEMENTARY INFORMATION

                  National Development and Investment, Inc.



                              BALANCE SHEET



                              March 31, 1999





                                  ASSETS



Cash and cash equivalents                                $ 4,231


Accounts receivable - related parties
                                                           20,750

Mutual fund investments
                                                           35,874

Investments in limited partnerships

                                                            3,484



                                                         $ 64,339
                                                       ==============





                   LIABILITIES AND STOCKHOLDERS' EQUITY



Accounts payable

  Related parties                          $ 20,750


  Other                                                  $ 20,801

                                                  51
                                           ------------
Stockholders' equityOther

  Common stock, 2,000 shares authorized;

    1,200 issued and outstanding
                                           1,800,000

  Accumulated deficit1,200 issued and
   outstanding                            (1,493,462)
                                        -----------------   306,538



  Less 50 shares held in treasury                          (263,000)
                                                          -------------


                                                         $ 64,339
                                                        ============



                                EC Corp.



                              BALANCE SHEET



                            December 31, 1999





                                 ASSETS



Cash and cash equivalents                               $  1,204


Investments in limited partnerships
                                                              30
                                                           -----------


                                                        $   1,234
                                                      ==================







STOCKHOLDER'S EQUITY



Common stock, 9,000 shares authorized;

  100 shares issued and outstanding; $ 1 par value      $    100


Additional paid-in-capital100 shares issued
and outstanding; $ 1 par value
                                                            2,495

Accumulated deficit100 shares issued and
outstanding; $ 1 par value
                                                           (1,361)
                                                       ---------------


                                                        $  1,234
                                                     ================



                           John Vishnevsky



                     STATEMENT OF FINANCIAL CONDITION



                            December 31, 1999



                                UNAUDITED





                                 ASSETS



Cash and cash equivalents                                  $ 63,014



Notes receivable
                                                            547,859



Investments

      Mutual funds                        $1,149,074




      Limited partnerships
                                           5,207,231



      Corporations
                                             67,754         6,424,059
                                         --------------



Prepaid income taxes
                                                             231,283


Other assets
                                                               5,595
                                                           ---------------


                                                          $ 7,271,810
                                                      ======================






LIABILITIES



Accrued liabilities                                      $ 20,619



Income tax liability - currently payable                  365,097


Assigned shares                                         1,196,583


Estimated tax liability on liquidation
                                                        1,978,032
                                                      ----------------





                                                        3,560,331
                                                    -------------------





Net Worth
                                                       3,711,479
                                                  ---------------------



                                                     $ 7,271,810
                                                   ====================
