Form 10QSB
period 2000-03-31
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES
filed 2000-05-16
CIK 759857

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                 FORM 10-QSB
(Mark One)

(  X )     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the quarterly period ended   March 31, 2000

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

                                (262) 695-1400
                         (Issuer's telephone number)

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




                                    INDEX




                                                                      PAGE

 PART I. FINANCIAL INFORMATION

     Balance Sheet (unaudited) - March 31, 2000
     and December 31, 1999. . . . . . . . . . . . . . . . . . . . . . . . . 2

     Statement of Operations (unaudited) -
          Three months ended  March 31, 2000 and 1999 . . . . . . . . . . . 3

     Statement of Changes in Partners' Capital (Deficit)(unaudited) -
          Three months ended March 31, 2000 and 1999. . . . . . . . . . . . 4

     Statement of Cash Flows (unaudited) -
          Three months ended March 31, 2000  and 1999 . . . . . . . . . . . 5

     Notes to Financial Statements (unaudited). . . . . . . . . . . . . . . 6

     Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . . . . . . . .7


PART II. OTHER INFORMATION AND SIGNATURES . . . . . . . . . . . . . . . 8 - 9


                      PART I. FINANCIAL INFORMATION

                 NATIONAL REAL ESTATE LIMITED PARTNERSHIP
                            INCOME PROPERTIES
                    (A Wisconsin Limited Partnership)
                              BALANCE SHEET
                               (Unaudited)

                                                March 31,       December 31,
                                                  2000             1999

ASSETS

Cash and Cash Equivalents                       $457,677        $806,382
Other Assets                                      15,828          16,034
Investment properties, at cost
      Land                                       568,848         568,848
      Buildings and improvements               4,324,905       4,324,905
                                              ----------       ---------



                                               4,893,753       4,893,753


      Less accumulated depreciation            2,030,422       1,993,965
                                              ----------       ---------



                                               2,863,331       2,899,788
                                              __________       _________



                                              $3,336,836      $3,722,204
                                              ==========      ==========



LIABILITIES AND PARTNERS' CAPITAL



LIABILITIES
        Tenant security deposits                  $4,003          $4,003
        Rents received in advance                 41,285          38,299
        Accrued interest payable to individual
          General Partner                         47,528          39,118
        Accrued expenses and other liabilities
          (RE Tax & Sales/Use Tax)                75,106          59,444
        Note payable to Individual
          General Partner (Note 5)               271,020         271,020
                                                ________         _______


                                                 438,942          411,884



PARTNERS' CAPITAL (deficiency)
        General Partners                        (153,199)        (140,824)
        Limited Partners                       3,072,764        3,472,815
           (authorized - 10,000 interests;
            outstanding - 9,034.01 interests)
        Less 29.86 Interests held in Treasury    (21,671)         (21,671)
                                               __________       _________



                                               2,897,894        3,310,320
                                               __________       _________


                                              $3,336,836       $3,722,204
                                              ==========       ==========

SEE NOTES TO FINANCIAL STATEMENTS.

                      NATIONAL REAL ESTATE LIMITED PARTNERSHIP
                                  INCOME PROPERTIES
                          (A WISCONSIN LIMITED PARTNERSHIP)
                               STATEMENT OF OPERATIONS
                                     (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                        MARCH 31,

                                                  2000              1999
                                                  ----              ----
INCOME
        Operating income                        $205,203          $248,844
                                               _________          ________




           Total Income                          205,203           248,844



OPERATING EXPENSES

        Operating expenses                        76,013           113,063

        Depreciation                              36,458            52,659

        Interest expense                           8,410            23,597

        Administrative expense                    52,341            49,538
                                                ________          ________



           Total Expenses                         173,222          238,857
                                                 ________         ________



INCOME FROM OPERATIONS                             31,981            9,987

 OTHER INCOME (EXPENSES)

       Interest income                             10,443           10,040
                                                 ________         ________



        NET INCOME                                $42,424          $20,027
                                                 ========         ========

Net Income attributable to                         $1,272             $601
           General Partners (3%)

Net Income attributable to                        $41,152          $19,426
           Limited Partners (97%)

           Per Limited Partnership Interest         $4.71            $2.22
               Outstanding 9,004.15

SEE NOTES TO FINANCIAL STATEMENTS.



                   NATIONAL REAL ESTATE LIMITED PARTNERSHIP
                              INCOME PROPERTIES
                      (A WISCONSIN LIMITED PARTNERSHIP)
             STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                 (UNAUDITED)

                                Limited     General
                                Partners    Partners   Interests  Total


QUARTER ENDED MARCH 31, 2000

Partners' Equity, beginning     $3,472,815  ($140,824) ($21,671)  $3,310,320
   of quarter

Distributions                     (441,203)   (13,647)    ---       (454,850)

Net Income                          41,152      1,272     ---         42,424

                                ---------------------------------------------
Partners' Equity, end of         $3,072,764  ($153,199) ($21,671) $2,897,894
   quarter                      =============================================







QUARTER ENDED MARCH 31, 1999

Partners' Equity, beginning      $4,087,304  ($121,819) ($21,671) $3,943,814
   of quarter

Distributions                       (90,042)    (2,785)    ---       (92,827)

Net Income                           19,426        601     ---        20,027
                                ---------------------------------------------

Partners' Equity, end of         $4,016,688  ($124,003) ($21,671) $3,871,014
                                =============================================






SEE NOTES TO FINANCIAL STATEMENTS.


                  NATIONAL REAL ESTATE LIMITED PARTNERSHIP
                            INCOME PROPERTIES
                     (A Wisconsin Limited Partnership)
                         Statement of Cash Flows
                              (Unaudited)



                                                  Three Months Ended
                                                       March 31,
                                                                          ----          ----

OPERATING ACTIVITIES

  Net income  for the period                     $42,424       $20,027

  Adjustments to reconcile net income to

  Net cash provided by operating activities:

     Depreciation                                 36,458        52,659


  Changes in operating assets and liabilities:

      Other assets                                   206        17,914

      Tenant security deposits                         0             0

      Rents received in advance                    2,986       (11,235)

      Accrued expenses and other liabilities      24,071        29,832
                                                ________       _______



  NET CASH PROVIDED BY OPERATING ACTIVITIES      106,145       109,197



INVESTING ACTIVITIES:                                  0             0


FINANCING ACTIVITIES:

  Distributions to partners                     (454,850)       (92,827)
                                               __________      _________



  INCREASE (DECREASE) IN CASH                   (348,705)        16,370



  Cash at beginning of period                    806,382        838,841
                                                ---------      ---------

  CASH AT END OF PERIOD                         $457,677       $855,211
                                               ==========     ==========



SEE NOTES TO FINANCIAL STATEMENTS.

          NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
                      (A WISCONSIN LIMITED PARTNERSHIP)
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                MARCH 31, 2000


1. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the National Real Estate Limited Partnership Income Properties annual report for the year ended December 31, 1999 (refer to the footnotes of those statements for additional details on the Partnership's financial condition). The operating results for the period ended March 31, 2000, may not be indicative of the operating results for the entire year.

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

3. National Realty Management, Inc. (NRMI): The Partnership incurred property management fees of $8,409 under an agreement with NRMI for the three month period ended March 31, 2000. The Partnership also paid $8,291 in the first quarter of 2000 for the reimbursement of accounting and administrative expenses incurred by NRMI on behalf of the Partnership.

     The Partnership subleases a portion of common area office space from NRMI under terms of a lease which expires on August 31, 2002. During the first quarter of 2000, lease payments totaled $2,998, which represents the Partnership's prorate portion, based upon space occupied, of NRMI's monthly rental obligation.

4. National Development and Investment, Inc. (NDII): The Partnership paid NDII for the reimbursement of expenses totaling $35,542 for administrative expenses incurred on behalf of the Partnership.

5. As outlined in the prospectus, the General Partners agreed to make loans to the Partnership up to an aggregate of 3% of the gross proceeds of the offering to the extent necessary to provide distributions to the limited partners at annualized rates equal to 8% in 1985, 8.25% in 1986, and 8.5% in 1987. The loan will be repaid solely from sales proceeds, with compounding interest equal to the cost of funds or 12%, whichever is lower. As of March 31, 2000, interest totaling $47,528 has accrued.

          NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
                      (A WISCONSIN LIMITED PARTNERSHIP)
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                MARCH 31, 2000

The Partnership currently owns and operates three investment properties; Tucson Lock-It Lockers, a 49,865 net rentable square foot mini warehouse complex in Tucson, Arizona; Phoenix Lock-It Lockers, a 62,016 net rentable square foot mini warehouse complex in Phoenix, Arizona; and a portion of Cave Creek Lock-It Lockers containing 8,200 of 46,000 net rentable square feet in Phoenix, Arizona.

National Real Estate Limited Partnership Income Properties-II ("NRELPIP-II") owns the remaining portion of Cave Creek Lock-It-Lockers. NRELPIP-II is a Wisconsin limited partnership, affiliated with the General partners.

Occupancy based upon net rentable square feet for the first quarter averaged 92.79% for Tucson Lock-It Lockers; 91.47% for Phoenix Lock-It Lockers; and 90.10% for Cave Creek Lock-It Lockers. This compares to an average of 91.53% for Tucson Lock-It Lockers; 91.2% for Phoenix Lock-It Lockers; and 89.66% for Cave Creek Lock-It Lockers during the same period of 1999.

Three Months Ended March 31, 2000, and 1999

Net income increased $22,397 from $20,027 for the quarter ended March 31, 1999, to $42,424 for the quarter ended March 31, 2000. This increase was due to a decrease in operating expenses of $37,050, a decrease in interest expense of $15,187, and a decrease of $16,201 in depreciation expense, offset by reduced income of $43,641.

The decrease in operating expenses of $37,050 was primarily due to decreased salaries, snow removal, pest control, and grounds upkeep, primarily due to the sale of Northridge Commons. Interest decreased as a result of the 12-99 large pay down of interest on the General Partner note. The decreases in depreciation expense and operating income are also a result of the December 1999 sale of Northridge Commons.


Net Cash used first quarter 2000 was $348,705, as compared to net cash provided during first quarter 1999 of $15,370. This difference was due to, in part, an increase in cash distributions of $362,023. Cash distributions for the quarter ended March 31, 2000, and March 31, 1999, were $454,850 and $92,827, respectively. These distributions were allocated, as required, 97% to the Limited Partners and 3% to the General Partners.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On May 15, 1999 the general partners, the property management company (NRMI), and other entities and individuals were named as defendants in a lawsuit.
The Partnership was not named in the original lawsuit but was later named as a nominal defendant. The plaintiffs sought to have this action certified as a class action lawsuit. In the complaint, the plaintiffs allege, among other things, breach of contract, fraud, misrepresentation, breach of fiduciary duty, negligence, excessive fee charges, and theft. Judgment is being sought against the defendants to wind up and dissolve the partnership named as nominal defendants, including the Partnership, suspend and replace the existing general partners with a nonaffiliated receiver, and award unspecified compensatory and punitive damages as well as reimbursement of attorney fees. The defendants are vigorously defending themselves in this case.

On April 27, 2000 the Circuit Court of Waukesha County held a hearing which certified the case as a class action and approved terms of a settlement. The Partnership was named as a party in the stipulation of settlement. The more significant terms of the stipulation of settlement are as follows:

--An independent marketing agent will be appointed to market and sell the Partnership investment property. However, any offer to purchase the property would not be accepted without first obtaining approval from a majority interest of the limited partners. Final distributions of the net proceeds received from a sale of the Partnership's investment property would be made in accordance with the terms of the Partnership's limited partnership agreement and prospectus, and upon providing 20-day notice to the plaintiff's attorney. Net proceeds will first be applied to pay plaintiffs counsel's legal fees, expenses and costs, with interest thereon.

--Distributions to limited partners would continue to be made in accordance with the limited partnership agreement. However, upon final settlement of the lawsuit, distributions would be increased to the extent that sufficient reserves have been established to support normal Partnership operations and the wind-up of Partnership affairs upon the sale of the investment property. Any such additional distributions would be made within 30 days of the final settlement of the lawsuit.

--NRMI and the general partners shall continue to provide property management and consulting services to the Partnership under the same terms and conditions currently provided under existing contracts, until the investment property is sold and assets liquidated, and the Partnership entity dissolved. NRMI will also be the listing broker for the sale of the Partnership property.

--The plaintiffs' claims made against NRMI, the general partners, and other related parties for excessive charging of expenses to the defendant partnerships, including the Parnership, would be settled through binding arbitration. Any such expenses disallowed through arbitration shall be reimbursed to the defendant partnerships.

At the April 27, 2000 hearing the lawsuit was certified as a "non-opt out" class-action lawsuit, in which all limited partners of the Partnership are required to be included in the settlement class of this litigation.

At the April 27, 2000 hearing, the court ruled that plaintiff's counsel's attorney fees would be one third of the difference between the "secondary market value" of the Partnership interests and the total funds available for distribution to the limited partners after payment of all Partnership obligation. The General Partners may decide to appeal this ruling on attorney fees. Based on events to date, it is not possible to determine the final outcome of the litigation, or the amount of any potential monetary impact to the Partnership. Therefore, no provision for any such financial impact arising from the lawsuit has been made in these financial statements.

ITEM 2.  CHANGE IN SECURITIES
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
None

ITEM 6(B). REPORTS ON FORM 8-K
During the first quarter, 2000, the Partnership changed its independent certified public accounting firm from Wolf & Company to Kerber, Eck & Braeckel LLP.

A form 8-K was submitted 1-18-2000.



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



                                   National Real Estate Limited Partnership
                                   Income Properties
                                   (Registrant)




Date        /S/May 15, 2000                     /S/        John Vishnevsky
                                                John Vishnevsky
                                                President and
                                                Chief Operating and
                                                Executive Officer
                                                National Development and
                                                         Investment, Inc.
                                                Corporate General Partner


Date       /S/May 15, 2000                       /S/        John Vishnevsky
                                                 John Vishnevsky
                                                 Chief Financial and
                                                 Accounting Officer



Date       /S/May 15, 2000                            Stephen P. Kotecki
                                                 Stephen P. Kotecki
                                                 President
                                                 EC Corp
                                                 Corporate General Partner

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



                                   National Real Estate Limited Partnership
                                   Income Properties
                                   (Registrant)




Date     May 15, 2000
                                    John Vishnevsky
                                    President and Chief Operating and
                                    Executive Officer
                                    National Development and Investment, Inc.
                                    Corporate General Partner



Date     May 15, 2000
                                    John Vishnevsky
                                    Chief Financial and Accounting Officer



Date     May 15, 2000
                                    Stephen P. Kotecki
                                    President
                                    EC Corp
                                    Corporate General Partner











N:\Dawn S\10Q-NIP-1st qtr.jwg