Form 10QSB
period 2000-06-30
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES
filed 2000-08-14
CIK 759857

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-QSB

(Mark One)

                 (  X )     QUARTERLY REPORT UNDER SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended   June 30, 2000

                 (     )    TRANSITION REPORT UNDER SECTION 13
                 OR 15(D) OF THE EXCHANGE ACT

                 For the transition period from    to
                     Commission File Number: 01-14453


           National Real Estate Limited Partnership Income Properties (Exact name of small business issuer as specified in its charter)


                 Wisconsin                          39-1503893
      (State or other jurisdiction of           (I.R.S. Employer
       ofincorporation or organization)          Identification Number)


         1155 Quail Court, Pewaukee, Wisconsin        53702-3703
       (Address of principal executive offices)

                                (262) 695-1400
                 (Issuer's telephone number, including area code)


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

                                 INDEX

PAGE

      PART I. FINANCIAL INFORMATION

      Balance Sheet (unaudited) - June 30, 2000,
      and December 31, 1999...........................................2

      Statement of Operations (unaudited) - Three and Six months ended June 30, 2000, and 1999...................................3

      Statement of Changes in Partners= Capital (unaudited) -
      Six months ended June 30, 2000, and 1999........................4

      Statement of Cash Flows (unaudited) -
      Six months ended June 30, 2000, and 1999........................5

      Notes to Financial Statements (unaudited).......................6

      Management's Discussion and Analysis of Financial
            Condition and Results of Operation......................7-8


      PART II. OTHER INFORMATION AND SIGNATURES

      Item 1. Legal Proceedings....................................9-10

      Item 2. Changes in Securities and Use of Proceeds..............10

      Item 3. Defaults Upon Senior Securities........................10

      Item 4. Submission of Matters to a Vote of Security
      Holders........................................................10

      Item 5. Other Information......................................10

      Item 6. Exhibits and Reports on Form 8-K.......................10



      PART I. FINANCIAL INFORMATION


         NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
                   (A WISCONSIN LIMITED PARTNERSHIP)

                            BALANCE SHEET
                             (UNAUDITED)



                                        JUNE 30, 2000      DECEMBER
31, 1999
ASSETS

Cash and cash equivalents                  $336,832            $806,382
Other assets                                 92,346              16,034

Investment properties, at cost
       Land                                 568,848             568,848
       Buildings and improvements         4,324,905           4,324,905
                                          ---------           ---------
                                          4,893,753           4,893,753

       Less accumulated depreciation      2,065,873           1,993,965
                                          ---------           ---------
                                          2,827,880           2,899,788
                                          ---------           ---------
                                         $3,257,058          $3,722,204
                                         ==========          ==========


LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
       Accrued expenses and
         other liabilities                  $50,811             $59,444
       Tenant security deposits               4,423               4,003
       Rents Received in advance             45,876              38,299
       Accrued interest to individual
         General Partner                     56,368              39,118
       Note payable to individual
         General Partner (Note 5)           271,020             271,020
                                            -------             -------
                                            428,498             411,884

PARNERS' CAPITAL (DEFICIT):
       General Partners                    (155,278)
(140,824)
       Limited Partners                   3,005,509           3,472,815
                                          ---------           ---------
          (authorized-10,000 Interests;
           outstanding-9,034.01 Interests)
       Less 29.86 Interests held in
          Treasury                          (21,671)
(21,671)
                                            -------             -------
                                          2,828,560           3,310,320
                                          ---------           ---------
                                         $3,257,058          $3,722,204
                                         ==========          ==========

SEE NOTES TO FINANCIAL STATEMENTS.






        NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
                   (A WISCONSIN LIMITED PARTNERSHIP)
                        STATEMENT OF OPERATIONS
                              (UNAUDITED)






                               THREE MONTHS ENDED       SIX MONTHS
ENDED
                                    JUNE 30,                JUNE 30,

                                2000        1999         2000
1999

INCOME

    Operating income          $199,983    $234,547     $405,186
$483,391
                              --------    --------     --------
--------
    Total income               199,983     234,547      405,186
483,391


OPERATING EXPENSES


    Operating expenses          86,400     113,190      162,413
226,253
    Administrative expense      52,730      57,429      105,071
106,967
    Depreciation                35,450      53,174       71,908
105,833
    Interest expense             8,840      23,760       17,250
47,357
                                ------      ------       ------
------
    Total expenses             183,420     247,553      356,642
486,410
                               -------     -------      -------
--------

INCOME (LOSS) FROM OPERATIONS   16,563     (13,006)      48,544
(3,019)


OTHER INCOME (EXPENSES):

      Interest income            6,929      11,137       17,372
21,177
                                 -----      ------       ------
------

      NET INCOME (LOSS)        $23,492       1,869      $65,916
$18,158
                               =======       =====      =======
=======


Net Income (Loss) attributable
      to General Partners (3%)    $704        ($56)      $1,977
 $545

Net Income (Loss) attributable
     Limited Partners (97%)    $22,788     ($1,813)     $63,939
$17,613

Per Limited Partnership          $2.53      ($0.20)       $7.10
$1.96
     Interest outstanding-       =====      =======       =====
=====
     9,004.15



SEE NOTES TO FINANCIAL STATEMENTS.



         NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
                     (A WISCONSIN LIMITED PARTNERSHIP)
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                               (UNAUDITED)
                              June 30, 2000


                           Limited     General     Interests Held
                           Partners    Partners    in Treasury
Total

Six Months Ended
June 30, 2000
----------------


Partners' Capital,
  beginning of period     $3,472,815  ($140,834)      ($21,671)
$3,310,320

Distributions               (531,245)   (16,431)
(547,676)

Net Income                    63,939      1,977
 65,916
                              ------      -----          -----
 ------
Partners' Capital,
  end of period           $3,005,509  ($155,278)      ($21,671)
$2,828,560
                          ==========   ========        =======
=========





Six Months Ended
June 30, 1999
----------------



Partners' Capital,
  beginning of period     $4,087,304  ($121,819)      ($21,671)
$3,943,814


Distributions               (180,083)    (5,570)
(185,653)

Net Income                    17,613        545
 18,158
                              ------        ---         ------
 ------
Partners' Capital,
  end of period           $3,924,834  ($126,844)      ($21,671)
$3,776,560




SEE NOTES TO FINANCIAL STATEMENTS.


                    NATIONAL REAL ESTATE LIMITED PARTNERSHIP
                              INCOME PROPERTIES
                        (A WISCONSIN LIMITED PARTNERSHIP)
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)


                                        SIX MONTHS ENDED
                                            JUNE 30,
                                     2000              1999
OPERATING ACTIVITIES

  Net income for the period         $65,916          $18,158

  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:

      Depreciation                   71,908          105,833


  Changes in operating assets
    and liabilities:

      Other assets                  (76,312)          17,708
      Rents received in advance       7,577           (8,932)
      Accrued expenses and
        other liabilities             8,617           42,768
      Tenant security deposits          420               20
                                        ---               --

  NET CASH PROVIDED BY OPERATING
  ACTIVITIES                         78,126          175,555


INVESTING ACTIVITY:

      Additions to investment
        property                          0          (26,449)


FINANCING ACTIVITIES:

       Distributions to partners   (547,676)        (185,653)
                                    -------          -------

       INCREASE (DECREASE) IN CASH (469,540)         (36,547)
                                    -------           ------

       CASH AND CASH EQUIVALENTS
         AT BEGINNING OF PERIOD     806,382          838,841
                                    -------          -------

       CASH AND CASH EQUIVALENTS
         AT END OF PERIOD          $336,832         $802,294



SEE NOTES TO FINANCIAL STATEMENTS.



         NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
                      (A WISCONSIN LIMITED PARTNERSHIP)
                        NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 2000


 1.        In the opinion of the General Partners, the accompanying
unaudited
           financial statements contain all adjustments (consisting
of normal
           recurring accruals) which are necessary for a fair
presentation.
           The statements, which do not include all of the
information and
           footnotes required by generally accepted accounting
principles
           for complete financial statements, should be read in
conjunction
           with the National Real Estate Limited Partnership Income Properties annual report for the year ended December 31,
1999
           (refer to the footnotes of those statements for additional details of the Partnership's financial condition). The operating results for the period ended June 30, 2000 may not be indicative of the operating results for the entire year.

 2.        National Real Estate Limited Partnership Income
Properties (the
           "Partnership" was organized under the Wisconsin Uniform
Limited
           Partnership Act pursuant to a Certificate of Limited
Partnership
           dated December 18, 1984, for the purpose of investing in residential, commercial, and industrial real properties. John Vishnevsky and National Development and
Investment,Inc.,
           contributed the sum of $6,000 to the Partnership as General Partners. The Limited Partnership Agreement authorized the issuance of 10,000 Limited Partnership Interests (the
"Interests")
           at $1,000 per Interest with the offering period commencing January 31, 1985. Upon conclusion of the offering in
December
           1986, the Partnership had raised $9,024,556 in capital representing 9,034.01 Interests.

  3. NATIONAL REALTY MANAGEMENT, INC. (NRMI): The Partnership incurred property management fees of $24,331 under an agreement with NRMI for the six month period ended June 30, 2000. The
Partnership
           also incurred $17,177 in the first half of 2000 for the reimbursement of accounting and administrative expenses incurred
           by NRMI on behalf of the Partnership.

           The Partnership subleases a portion of common area office space from NRMI under terms of a lease which expires on August
31, 2002.
           During the first half of 2000, the Partnership incurred lease fees that totaled $5,722, which represents the Partnership=s prorata portion, based upon space occupied, of NRMI's monthly rental obligation.

  4.       NATIONAL DEVELOPMENT AND INVESTMENT, INC. (NDII): The
Partnership
           incurred NDII fees totaling $74,752 for administrative expenses incurred on behalf of the Partnership for the first half of 2000.

  5. As outlined in the prospectus, the General Partners agreed to make loans to the Partnership up to an aggregate of 3% of the gross proceeds of the offering to the extent necessary to provide distributions to the limited partners at annualized rates equal to
           8% in 1985, 8.25% in 1986, and 8.5% in 1987.  The loan
will be
           repaid solely from sales proceeds, with compounding interest equal to the cost of funds or 12%, whichever is lower. As of June 30,
           2000, interest totaling $56,368 has accrued.



         NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
                     (A WISCONSIN LIMITED PARTNERSHIP)
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              JUNE 30, 2000

The Partnership currently owns and operates three investment properties;
Tuscon Lock-It Lockers, a 49,865 net rentable square foot mini warehouse complex in Tuscon, Arizona; Phoenix Lock-It Lockers, a 62,016 net rentable square foot mini warehouse complex in Phoenix, Arizona; and a portion of Cave
Creek Lock-It Lockers containing 8,200 of 46,000 net rentable square feet in
Phoenix, Arizona.

National Real Estate Limited Partnership Income Properties-II
("NRELPIP-II")
owns the remaining portion of Cave Creek Lock-It Lockers.
NRELPIP-II is a
Wisconsin limited partnership, affiliated with the General Partners.

Occupancy based upon net rentable square feet for the second half of
2000
averaged 89.6% for Tuscon Lock-It Lockers; 90.79% for Phoenix Lock-It Lockers; and 91.36% for Cave Creek Lock-It Lockers. This compares to an average of 92.10% for Tuscon Lock-It Lockers; 90.76% for Phoenix Lock-It
Lockers; and 89.49% for Cave Creek Lock-It Lockers during the same period of
1999.

SIX MONTHS ENDED JUNE 30, 2000, AND 1999
----------------------------------------

Net income increased $47,758 from $18,158 for the period ended June
30, 1999,
to $65,916 for the period ended June 30, 2000. This increase was due to, in part, a decrease in total expenses of $129,768, netted with a decrease in total income of $78,205.

The decrease in expenses of $129,768 was primarily due to a $63,840 decrease in operating expenses, a $33,925 decrease in depreciation expense and a
$30,107 decrease in interest expense.

The $63,840 decrease in operating expenses was primarily due to the sale of
Northridge Commons in December of 1999, the timing of advertising rental guide payments and1999 exterior painting at Cave Creek Lock-It
Lockers and
1999 HVAC repairs at Phoenix and Tuscon Lock-It Lockers.

The $33,925 decrease in depreciation expense was due to the sale of Northridge Commons.

The $30,107 decrease in interest expense was due to the significant paydown of the note payable to the individual General Partner due to the sale of
Northridge Commons.

The decrease in total income of $78,205 was due to the sale of Northridge
Commons.

Net cash used during the first half of 2000 was $469,548 as compared to net cash used during the first half of 1999 of $36,547. This difference was due to, in part, an increase in cash distributions of $362,023. Cash distributions for the periods ended June 30, 2000 and June 30, 1999 were
$547,676 and $185,653, respectively. These distributions were allocated, as required, 97% to the Limited Partners and 3% to the General Partners.

THREE MONTHS ENDED JUNE 30, 2000, AND 1999
------------------------------------------

Net income increased $25,361 from a ($1,869) net loss for the period ended
June 30, 1999, to $23,492 for the period ended June 30, 2000. This increase was due to, in part, a decrease in total expenses of $64,113, netted with a decrease in total income of $34,564, and a decrease in interest income of
$4,208.

The decrease in expenses of $64,113 was due to, in part, a $26,790 decrease in operating expenses, a $17,724 decrease in depreciation expense and a
$14,920 decrease in interest expense.

The $26,790 decrease in operating expenses was due to, in part, the sale of
Northridge Commons, the timing of advertising rental guide payments,
1999
exterior painting at Cave Creek Lock-It Lockers and 1999 HVAC repairs at
Phoenix and Tuscon Lock-It Lockers.

The $17,724 decrease in depreciation expense was due to the sale of Northridge Commons.

The $14,920 decrease in interest expense was due to the significant paydown of the note payable to the individual General Partner due to the sale of
Northridge Commons.

The decrease in total income of $34,564 was due to the sale of Northridge
Commons.

The decrease in interest income of $4,208 was due to a significant reduction in the money market account due to large distribution payouts in 2000.


PART II. OTHER INFORMATION AND SIGNATURES


ITEM 1.  LEGAL PROCEEDINGS

On May 15, 1999, the general partners, the property management company
(NRMI), and other entities and individuals were named as defendants in a lawsuit. The Partnership was not included in the original lawsuit but was later added to the action as a nominal defendant. The plaintiff's sought to have this action certified as a class action lawsuit. In the complaint, the plaintiff's allege, among other things, breach of contract, fraud, misrepresentation, breach of fiduciary duty, negligence, excessive fee charges, and theft. Judgment is being sought against the defendants to wind up and dissolve the partnerships. On or about March 16, 2000, the parties to the litigation with the exception of the defendant Wolf & Company entered into a Stipulation of Settlement.

Based upon the Stipulation, on April 27, 2000, the Circuit Court of
Waukesha
County held a hearing which certified the case as a class action and approved terms of a settlement. The Partnership was named as a party in the Stipulation of Settlement. The more significant terms of the stipulation of settlement are as follows:

      An independent marketing agent will be appointed to market and sell the Partnership investment property. However, any offer to purchase the property would not be accepted without first obtaining approval from a majority interest of the limited partners. Final distributions of the net proceeds received from a sale of the Partnership's investment property would be made in accordance with the term's of
      the Partnership's limited partnership agreement and prospectus, and upon providing 20-day notice to the plaintiff's attorney. Net proceeds will first be applied to pay plaintiff's counsel's legal fees, expenses and costs, with interest thereon.

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

      NRMI and the general partners shall continue to provide management and consulting services to the Partnership under the same terms and conditions currently provided under existing contracts, until the investment property is sold and assets liquidated, and the
Partnership
      entity dissolved. NRMI will also be the listing broker for the sale of the Partnership property.

      The plaintiff's claims made against NRMI, the general partners, and other related parties for excessive charging of expenses to the defendant partnerships, including the Partnership, would be settled
      through binding arbitration. Any such expenses disallowed through arbitration shall be reimbursed to the defendant partnerships.

At the April 27, 2000 hearing, the lawsuit was certified as a "non-opt out" class-action lawsuit, in which all limited partners of the Partnership are required to be included in the settlement class of this litigation.

At the April 27, 2000 hearing, the Court ruled that plaintiff's counsel's attorney fees would be one third of the difference between the "secondary market value" of the Partnership interests and the total funds available for distribution to the limited partners after payment of all Partnership obligations.

On June 20, 2000, the Court entered a judgment based upon its April 27th decision. Thereafter, on July 21, 2000, the Court held a hearing on the plaintiff's Motion for Enforcement of the Court Approved Settlement and in
Support of Sanctions. The outcome of the hearing was that the Court granted sanctions totaling $437,000.00 against the defendants and their counsel for delaying the appointment of the Partnership Representative and the arbitrators. The Court took under advisement the remaining open issue regarding the secondary market value for computing the plaintiffs' counsels attorney fees until the arbitration proceedings are completed and the Partnerships' properties are sold. A motion for Reconsideration of the sanctions has been filed with the Court and is set for hearing on September 25, 2000.

On August 2, 2000, the defendants filed an appeal from that portion of the judgment determining the method for computing the plaintiff's counsels attorney fees. Based on the events to date, it is not possible to determine the final outcome of the litigation, or the amount of any potential monetary impact to the Partnership. Therefore, no provision for any such financial impact arising from the lawsuit has been made in these financial statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None


                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   National Real Estate Limited
Partnership
                                             Income Properties

----------------------------------------
                                                (Registrant)




Date        /S/August 2, 2000             /S/        John Vishnevsky

-----------------------------
----------------------------------------
                                                John Vishnevsky

                                   President and Chief Operating and
                                       Executive Officer
                                   National Development and
Investment, Inc.
                                       Corporate General Partner


Date       /S/August 2, 2000              /S/        John Vishnevsky

----------------------------
----------------------------------------
                                                John Vishnevsky
                                   Chief Financial and Accounting
Officer



Date       /S/August 2, 2000              /S/         Stephen P.
Kotecki
----------------------------
----------------------------------------
                                                Stephen P. Kotecki
                                                     President
                                                     EC Corp
                                             Corporate General Partner







                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   National Real Estate Limited
Partnership
                                              Income Properties

----------------------------------------
                                                (Registrant)




Date        August 2, 2000
--------------------------
----------------------------------------
                                               John Vishnevsky
                                   President and Chief Operating and
                                       Executive Officer
                                   National Development and
Investment, Inc.
                                       Corporate General Partner



Date        August 2, 2000
--------------------------
----------------------------------------
                                               John Vishnevsky
                                   Chief Financial and Accounting
Officer



Date        August 2, 2000
--------------------------
----------------------------------------
                                               Stephen P. Kotecki
                                                   President
                                                    EC Corp
                                           Corporate General Partner