Form 10QSB
period 2000-09-30
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES
filed 2000-11-14
CIK 759857

U. S. Securities and Exchange Commission

                            Washington, DC 20549

                                FORM 10-QSB
(Mark One)

(  X )	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

For the quarterly period ended September 30, 2000

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

                                    INDEX



                                                                        Page

PART I. FINANCIAL INFORMATION

Balance Sheet (unaudited) - September 30, 2000,
      and December 31, 1999      . . . . . . . . . . . . . . . . . . . . . 2

Statement of Operations (unaudited) - Three and Nine months
      ended September 30, 2000, and 1999     . . . . . . . . . . . . . . . 3

Statement of Changes in Partners' Capital (unaudited) -
      Nine months ended September 30, 2000, and 1999   . . . . . . . . . . 4

Statement of Cash Flows (unaudited) -
      Nine months ended September 30, 2000, and 1999   . . . . . . . . . . 5

Notes to Financial Statements (unaudited)      . . . . . . . . . . . . . . 6

Management's Discussion and Analysis of Financial
        Condition and Results of Operations    . . . . . . . . . . . . . 7-8


PART II. OTHER INFORMATION AND SIGNATURES

Item 1. Legal Proceedings       . . . . . . . . . . . . . . . . . . . . .8-10

Item 2. Changes in Securities and Use of Proceeds . . . . . . . . . . . . .10

Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . .10

Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . .10

Item 5. Other Information   . . . . . . . . . . . . . . . . . . . . . . . .10

Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . .10














PART I. FINANCIAL INFORMATION

            NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
                         (A Wisconsin Limited Partnership)

                                  BALANCE SHEET
                                   (Unaudited)


                                             September 30,       December 31,
                                                 2000               1999
                                             _____________       ____________

ASSETS

Cash and cash equivalents                      $272,258            $806,382
Other assets                                     95,763              16,034
Investment properties, at cost
   Land                                         568,848             568,848
   Buildings and improvements                 4,324,905           4,324,905
                                              ---------           ---------
                                              4,893,753           4,893,753
   Less accumulated depreciation              2,101,826           1,993,965
                                              ---------           ---------
                                              2,791,927           2,899,788
                                              ---------           ---------
                                             $3,159,948          $3,722,204
                                              =========           =========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accrued expenses and other liabilities       $52,192             $59,444
   Tenant security deposits                       4,423               4,003
   Rent received in advance                      36,480              38,299
   Accrued interest to
      individual General Partner                 65,871              39,118
   Note payable to
      individual General Partner (Note 5)       271,020             271,020
                                                -------             -------
                                                429,986             411,884
Partners' Capital (Deficit):
   General Partners                            (158,235)           (140,824)
   Limited Partners                           2,909,868           3,472,815
      (authorized, 10,000 Interests;          ---------           ---------
       outstanding, 9,034.01 Interests)
   Less 29.86 Interests held in Treasury        (21,671)            (21,671)
                                              ---------           ---------
                                              2,729,962           3,310,320

                                             $3,159,948          $3,722,204
                                              =========           =========

See notes to financial statements.

           NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
                       (A Wisconsin Limited Partnership)

                            Statement of Operations
                                  (Unaudited)

                                   Three Months Ended     Nine Months Ended
                                   September 30,2000      September 30, 2000

                                    1999       2000       1999        2000
                                    ---------------        ---------------
INCOME
  Operating income                $198,668   $262,361    $603,854   $745,752
                                   -------    -------     -------    -------
  Total income                     198,668    262,361     603,854    745,752

OPERATING EXPENSES

  Operating expenses               100,333    113,397     262,746    339,650
  Administrative expense            65,362     59,905     170,434    166,872
  Depreciation                      35,954     52,659     107,861    158,492
  Interest expense                   9,503     14,566      26,753     61,923
                                    ------    -------     -------    -------
  Total expenses                   211,152    240,527     567,794    726,937

Income (Loss) from Operations      (12,484)    21,834      36,060     18,815

Other Income (Expenses):
  Interest income                    6,713     11,230      24,085     32,407
                                   -------    -------     -------    -------

  Net Income (Loss)                ($5,771)   $33,064     $60,145    $51,222
                                   =======    =======     =======    =======

Net Income (Loss) attributable to
  General Partners (3%)              ($173)      $992      $1,804     $1,537


Net Income (Loss) attributable to
  Limited Partners (97%)           ($5,598)   $32,072     $58,341    $49,685

Per Limited Partnership
  Interest outstanding, 9,004.15    ($0.62)     $3.56       $6.48      $5.52
                                     =====       ====        ====       ====


See notes to financial statements.




           NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
                     (A Wisconsin Limited Partnership)

               Statement of Changes in Partners' Capital (Deficit)
                                (Unaudited)

                      Nine Months Ended September 30

                                                     Interests
                             Limited     General     Held in
                             Partners    Partners    Treasury     Total
                             --------    --------    ---------    -----

September 30, 2000
------------------
Partner's Capital(Deficit),
   Beginning of period      $3,472,815  ($140,824)   ($21,671)   $3,310,320

   Distributions              (621,288)   (19,215)                 (640,503)

   Net Income                   58,341      1,804                    60,145
                             ---------    -------     -------    ----------
Partners' Capital(Deficit),
   end of period            $2,909,868  ($158,235)   ($21,671)   $2,729,962
                            ==========   ========     =======    ==========



September 30, 1999
------------------
Partners' Capital(Deficit),
   beginning of period      $4,087,304  ($121,819    ($21,671)   $3,943,814

   Distributions              (288,133)    (8,911)                 (297,044)

   Net Income                   49,685      1,537                    51,222
                            ----------   --------     -------    -----------
Partners' Capital(Deficit),
   end of period            $3,848,856  ($129,193)   ($21,671)   $3,697,992
                            ==========   ========     =======    ==========




See notes to financial statements.



                    NATIONAL REAL ESTATE LIMITED PARTNERSHIP
                               INCOME PROPERTIES
                       (A Wisconsin Limited Partnership)
                            Statement of Cash Flows
                                  (Unaudited)
                         Nine Months Ended September 30


                                                      2000          1999
                                                      ----          ----
Operating Activities:

   Net income for the period                         $60,145       $51,222

   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                    107,861       158,491


   Changes in operating assets and liabilities:
     Other assets                                    (79,729)       17,538
     Rents received in advance                        (1,819)      (10,753)
     Accrued expenses and other liabilities           19,501        62,197
     Tenant security deposits                            420           416
                                                     -------       -------

   NET CASH PROVIDED BY OPERATING ACTIVITIES         106,379       279,111


Investing Activity:

   Additions to investment property                        0       (26,449)


Financing Activities:
   Distributions to partners                        (640,503)     (297,044)
                                                     -------       -------

   INCREASE (DECREASE) IN CASH                      (534,124)      (44,382)

   Cash and cash equivalents at beginning of period  806,382       838,841
                                                     -------       -------

   CASH AND CASH EQUIVALENTS AT END OF PERIOD       $272,258      $794,459
                                                    ========      ========



See notes to financial statements.



          NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
                        (A Wisconsin Limited Partnership)
                          Notes to Financial Statements
                                  (Unaudited)
                               September 30, 2000


1. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. These statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the National Real Estate Limited Partnership Income Properties annual report for the year ended December 31, 1999 (refer to the footnotes of those statements for additional details of the Partnership's financial condition). The operating results for the period ended September 30, 2000 may not be indicative of the operating results for the entire year.

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

3. National Realty Management, Inc. (NRMI): The Partnership incurred property management fees of $36,265 under an agreement with NRMI for the nine month period ended September 30, 2000. The Partnership also incurred $26,144 in the first nine months of 2000 for the reimbursement of accounting and administrative expenses incurred by NRMI on behalf of the Partnership.

   The Partnership subleases a portion of common area office space from NRMI under terms of a lease, which expires on August 31, 2002. During the first nine months of 2000, the Partnership incurred lease fees that totaled $8,498, which represents the Partnership's prorated portion, based upon space occupied, of NRMI's monthly rental obligation.

4. National Development and Investment, Inc. (NDII): The Partnership incurred NDII fees totaling $125,449 for administrative expenses incurred on behalf of the Partnership for the first nine months of 2000.

5. As outlined in the prospectus, the General Partners agreed to make loans to the Partnership up to an aggregate of 3% of the gross proceeds of the offering to the extent necessary to provide distributions to the limited partners at annualized rates equal to 8% in 1985, 8.25% in 1986, and 8.5% in 1987. The loan will be repaid solely from sales proceeds, with compounding interest equal to the cost of funds or 12%, whichever is lower. As of September 30, 2000, interest totaling $65,871 has accrued.

          NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
                     (A Wisconsin Limited Partnership)
                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
                           September 30, 2000


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

Occupancy based upon net rentable square feet for the first nine months of 2000 averaged 91.0% for Tucson Lock-It Lockers; 90.68% for Phoenix Lock-It Lockers; and 90.55% for Cave Creek Lock-It Lockers. This compares to an average of 94.62% for Tucson Lock-It Lockers; 91.80% for Phoenix Lock-It Lockers; and 91.76% for Cave Creek Lock-It Lockers during the same period of 1999.

Nine Months Ended September 30, 2000 and 1999
---------------------------------------------
Net Income increased $8,923 from $51,222 for the period ended September 30, 1999, to $60,145 for the period ended September 30, 2000. This increase was due to a decrease in total expenses of $159,143, netted with a decrease in total income of $141,898 and a decrease in interest income of $8,322.

Total income decreased $141,898 due to the sale of Northridge Commons, and the increased vacancies at Tucson Lock-It Lockers.

The decrease in expenses of $159,143 was primarily due to a $76,904 decrease in operating expenses, a $50,630 decrease in depreciation expense and a $35,170 decrease in interest expense.

Operating expenses decreased $76,904, largely due to the sale of Northridge Commons in December of 1999. The property sale resulted in decreased grounds expenses, and decreased marketing. Operating expenses for the first nine months of 2000 were also decreased by the exterior painting at Cave Creek Lock-It Lockers in 1999, and HVAC repairs at Phoenix and Tucson Lock-It Lockers in 1999.

The $50,630 decrease in depreciation expense was due to the sale of Northridge Commons.

The $35,170 decrease in interest expense was due to the significant paying down of interest on the note payable to the individual General Partner with proceeds from the sale of Northridge Commons.

Interest income decreased $8,322 due to an increased distribution payout, which decreased the interest bearing account.

Net cash used during the first none months of 2000 totaled $534,124, as compared to net cash used during the first nine months of 1999 of $44,382. This difference was due to, in part, an increase of $343,459 in cash distributions, and a $172,732 decrease in cash generated from operations.

Cash distributions for the periods ended September 30, 2000, and September 30, 1999 were $640,503 and $297,044 respectively. These distributions were allocated, as required-97% to the Limited Partners, and 3% to the General Partners.

Cash generated by operating activities decreased $172,732 for the period ended September 30, 2000, as compared to the same period in 1999. This decrease was primarily due to, in part, prepaid salaries escrow of $79,408 in 2000, a $50,630 decrease in depreciation expense, and a decrease in the real estate tax liability of $28,345. All of these changes, with the exception of the prepaid salaries, were largely due to the sale of Northridge Commons.

Three Months Ended September 30, 2000, and 1999
-----------------------------------------------
Net income decreased $38,835 from $33,064 net income for the period ended September 30, 1999, to ($5,771) net loss for the period ended September 30, 2000. This decrease was due to a decrease in total income of $63,693, netted with a decrease in total expenses of $29,375, and a decrease in interest income of $4,517.

The decrease in total income of $63,693 was due to the sale of Northridge Commons, and increased vacancies at Tucson Lock-It Lockers.

The decrease in total expenses of $29,375 was due to, in part, a $13,064 decrease in operating expenses, and a $16,705 decrease in depreciation expense.

The $13,064 decrease in operating expenses was due to, in part, the sale of Northridge Commons, 1999 exterior painting at Cave Creek Lock-It Lockers and 1999 HVAC repairs at Phoenix and Tucson Lock-It Lockers.

The $16,705 decrease in depreciation expense was due to the sale of Northridge Commons.

The $5,063 decrease in interest expense was due to the significant paying down of interest on the note payable to the individual General Partner with the proceeds from the sale of Northridge Commons.

The decrease in interest income of $4,517 was due to a significant reduction in the money market account, due to paying out a larger distribution in 2000.



PART II. OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings

On May 25, 1999, the general partners, the property management company
(NRMI), and other entities and individuals were named as defendants in a lawsuit (the "Vishnevsky Defendants"). The Partnership was not included in the original lawsuit but was later added to the action as a nominal defendant. The plaintiffs sought to have this action certified as a class action lawsuit. In the complaint, the plaintiffs alleged wrongdoing against Vishnevsky Defendants in connection with two basic areas. First, allegations involving various vote solicitations alleged by the plaintiffs to be an effort to perpetuate the Partnerships and avoid liquidation. Second, allegations involving the taking and use of Partnership funds and property, including excessive fees and unauthorized expenses. On March 14, 2000, the parties to the litigation with the exception of the defendant Wolf & Company entered into a Stipulation of Settlement.

Based upon the Stipulation, on April 27, 2000, the Circuit Court of Waukesha County held a hearing which certified the case as a class action and approved terms of a settlement. The more significant terms of the Stipulation of Settlement are as follows:

        An independent marketing agent (the "Partnerships' Representative") was appointed to market and sell the Partnership investment property. However, no offer to purchase the property will be accepted without first obtaining approval from a majority interest of the limited partners. Final distributions of the net proceeds received from a sale of the Partnership's investment property will be made in accordance with the terms of the Partnership's limited partnership agreement and prospectus, and upon providing 20-day notice to the plaintiff's attorney. Net proceeds will first be applied to pay plaintiffs' counsels legal fees, expenses and costs, with interest thereon.

        Interim distributions to limited partners will continue to be made in accordance with the limited partnership agreement. However, upon final approval of the Settlement, distributions were increased to the extent that sufficient reserves were established to support normal partnership operations and the wind-up of Partnership affairs upon the sale of the investment property. Any such additional distributions were made within 30 days of the final approval of the Settlement.

        NRMI and the general partners shall continue to provide management and consulting services to the Partnership on the same terms and conditions currently provided under existing contracts until the investment property is sold and assets liquidated and the Partnership entity dissolved. NRMI will also be the listing broker for the sale of the Partnership properties.

        The plaintiffs' claims made against NRMI, the general partners, and other related parties for excessive charging of expenses to the partnerships, including the Partnership, will be settled through binding arbitration. Any such expenses disallowed through arbitration shall be reimbursed to the partnerships.

At the April 27, 2000 hearing, the lawsuit was certified as a non-opt out class action, in which all limited partners of the Partnership are required to be included in the settlement of this litigation. Furthermore, the Court ruled that plaintiffs' counsel's attorney fees would be equal to one-third of the difference between the secondary market value of the Partnership interests and the total funds available for distribution to the limited partners after payment of all Partnership obligations. The Court allowed the Vishnevsky Defendants sixty days thereafter to present their evidence regarding secondary market value.

On June 20, 2000, the Court entered a judgment based upon its April 27th decision. Thereafter, on July 21, 2000, the Court held a hearing on the plaintiffs Motion for Enforcement of the Court Approved Settlement and in

Support of Sanctions. The outcome of the hearing was that the Court granted sanctions totaling $437,000.00 against the Vishnevsky Defendants and their counsel for delaying the appointment of the Partnerships' Representative and the arbitrators. The Court took under advisement the remaining open issue regarding the secondary market value for computing the plaintiffs' counsel's attorney fees until the arbitration proceedings are completed and the Partnerships' properties are sold. A Motion for Reconsideration of the sanctions was filed with the Court and was denied on September 25, 2000.
The defendants filed a motion with the Court to stay payment of the sanctions pending appeal. That motion was also denied.

On August 2, 2000, the Vishnevsky Defendants filed an appeal from that portion of the judgment determining the method for computing the plaintiffs counsels'attorney fees. On October 10, 2000 the Vishnevsky Defendants filed a second appeal from the order granting the sanctions. A motion to consolidate the two appeals is pending. The appellate court has temporarily stayed payment of the sanctions pending receipt of briefs on the issue. Based on the events to date, it is not possible to determine the final outcome of the litigation, or the amount of any potential monetary impact to the Partnership. Therefore, no provision for any such financial impact arising from the lawsuit has been made in these financial statements.


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



                                    National Real Estate Limited
                                    Partnership Income Properties
                                    ----------------------------------------
                                              (Registrant)




Date        /S/November 6, 2000        		/S/ John Vishnevsky
-------------------------------         ----------------------------------
                                                 John Vishnevsky
                                        President and Chief Operating and
                                                 Executive Officer
                                    National Development and Investment, Inc.
                                             Corporate General Partner


Date       /S/November 6, 2000               	/S/ John Vishnevsky
------------------------------	        	-----------------------------------
                                                  John Vishnevsky
                                       Chief Financial and Accounting Officer


Date       /S/November 6, 2000                  /S/ Stephen P. Kotecki
-----------------------------           -----------------------------------
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



                                National Real Estate Limited Partnership
                                Income Properties
                                ----------------------------------------
                                            (Registrant)




Date        November 6, 2000
----------------------------         ----------------------------------------
                                                John Vishnevsky
                                        President and Chief Operating and
     						Executive Officer
                                    National Development and Investment, Inc.
                                             Corporate General Partner


Date        November 6 , 2000
-----------------------------        ----------------------------------------
                                                John Vishnevsky
                                     Chief Financial and Accounting Officer


Date        November 6,  2000
-----------------------------        ----------------------------------------
                                                Stephen P. Kotecki
                                                     President
                                                     EC Corp
                                             Corporate General Partner
















