Form 10KSB
period 2000-12-31
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES
filed 2001-04-02
CIK 759857

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                                 FORM 10-KSB

(Mark One)
[ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2000

                                     OR

[    ]       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                  THE SECURITIES EXCHANGE ACT OF 1934
       For the Transition period from                  to


          Commission file: Number 0-14453
          NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
              (Name of Small Business Issuer in Its Charter)

      Wisconson                                             39-1503893
      (State or Other Jurisdiction of                    (I.R.S. Employer
      Incorporation or Organization)                      Identification No.)

      1155 Quail Court, Pewaukee, Wisconsin                 53072-3703
      (Address of Prinicpal Executive Office)               (Zip Code)

                                (262) 695-1400
                (Issuer's Telephone Number, Including Area Code)

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

      Check if there is no disclosure of delinquent filers in response to
      Item 405 of Regulation S-B contained in this form to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

      Issuer's total gross rental revenues for its most recent fiscal year ended December 31, 2000, were $ 796,612.

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of December 31, 2000: indeterminate value as there is no market.*

      *For purposes of this disclosure only.

      The number of Limited Partnership interests outstanding as of December 31, 2000: 9,004.15

                    DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the annual report to Partners for the year ended December 31, 2000 are incorporated by reference into Parts I and II.




                              TABLE OF CONTENTS


      Item No. Page No.
                                    PART I

      1.  Description of Business................................... 3
      2.  Description of Properties..................................3
      3.  Legal Proceedings..........................................3
      4.  Submission of Matters to a Vote of Security Holders........3

                                    PART II

      5.  Market for Partnership's Securities and Related
          Security Holder Matters....................................4
      6.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................5
      7.  Financial Statements.......................................5
      8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure........................5

                                    PART III

      9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange
          Act....................................................... 6
      10. Executive Compensation.....................................9
      11. Security Ownership of Certain Beneficial Owners and
          Management................................................10
      12. Certain Relationships and Related Transactions............10
      13. Exhibits, List, and Reports on Form 8-K...................10


                                    PART 1

 ITEM 1.    DESCRIPTION OF BUSINESS

 "Business" on pages 1, and 2 of the Partnership's annual report to Partners for the year ended December 31, 2000, is incorporated herein by reference.

 ITEM 2.    DESCRIPTION OF PROPERTIES

 "Properties" on pages 2 and 4 of the Partnership's annual report to Partners for the year ended December 31, 2000, is incorporated herein by reference.

 ITEM 3.    LEGAL PROCEEDINGS

 "Legal Proceedings" on pages 4 through 5 of the Partnership's annual report to Partners for the year ended December 31, 2000, is incorporated herein by reference.

 ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None



                                    PART II


 ITEM 5. MARKET FOR THE PARTNERSHIP'S SECURITIES AND RELATED SECURITY HOLDER MATTERS

     a) Market Information

      The Partnership has two classes of equity securities: General Partners Interests and Limited Partners Interests. The General Partnership Interests are held by the General Partners of the Partnership. As of December 18, 1986, the Partnership concluded its offering of Limited Partnership Interests ("Interests") and 9,034.01 Interests had been sold to the public at a price of $1,000 per Interest. Management is not aware of any public trading market for the Interests. The Partnership does provide a repurchase pool whereby the limited partners may offer to sell their Interests to the Partnership at a specified price. Offers to sell are accepted semi-annually if they meet the criteria established by the General Partners. As of December 31, 2000, 29.86 Interests have been repurchased and are held in Treasury.

     b) Security Holders

                        Number of Record Holders   Number of Interest
     TITLE OF CLASS    (AS OF DECEMBER 31, 2000)  (AS OF DECEMBER 31, 2000)

      Limited Partner-
      ship Interests           1,112                 9,004.15

     c) Dividends or Similar Distributions

 Cash distributions to Limited Partners depend upon attaining and thereafter maintaining operating income and expenses of the Partnership at levels permitting distributions. Distributions of cash, if any, will be made from:
 (i) Cash Available for Distribution; (ii) cash from property sales; and
 (iii) cash from Partnership reserve accounts.

 "Cash Available for Distribution" is defined in the Partnership Agreement to include Cash Flow from the Partnership less amounts set aside for Reserves plus, through 1987, the amount of any General Partner Loan for such period. "Cash Flow" is defined as the Partnership's cash funds provided from operations and Reserves, including lease payments on net leases from builders and sellers, without deductions for depreciation, but after deducting cash funds used to pay all Operating Expenses, deferred fees, other expenses, debt payments, capital improvements and replacements.
 Mr. Vishnevsky, as Individual General Partner, was required to loan funds to the Partnership quarterly to the extent necessary to make Cash Available for Distribution to Limited Partners equal to 8% in 1985, 8.25% in 1986, and 8.5% in 1987, up to a maximum loan of 3% of the gross proceeds of the offering. Through December 31, 2000, the Individual General Partner loaned $271,020 to the Partnership under this commitment, which is the maximum amount under the commitment. This commitment expired December 31, 1987. The Individual General Partner shall be repaid with interest equal to 12% or the prime rate plus two percentage points, whichever is lower, solely from sale proceeds. The Partnership continued cash distributions in 2000 with an aggregate of $711,329 and $22,000 to its Limited Partners and General Partners, respectively. Distributions for 2000 were at a rate that equaled 7% on the Limited Partners' original capital investment. The General Partners anticipate that the Partnership will continue to make cash distributions to its Limited Partners in 2001, though the level of such cash distributions will be dependent upon the results of property operations and there can be no assurance as to the amount, if any, that may be distributed.

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


 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 1 through 7 of the Partnership's annual report to Partners for the year ended December 31, 2000, is incorporated herein by reference.


 ITEM 7.    FINANCIAL STATEMENTS

 The financial statements included on pages 4 through 7 of the Partnership's annual report to Partners for the year ended December 31, 2000, are incorporated herein by reference.


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


                                    PART III



 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      (a-b) Directors and Executive Officers

 The Partnership has no directors or officers. The General Partners of the Partnership are John Vishnevsky; National Development and Investment, Inc. "NDII"), a Wisconsin corporation of which Mr. Vishnevsky is the sole stockholder; and EC Corp., a Wisconsin corporation of which Stephen P. Kotecki is the sole stockholder. John Vishnevsky and NDII have been general partners of the Partnership since its inception. EC Corp. became a general partner on June 20, 1991. The address of all the General Partners is 1155 Quail Court, Pewaukee, Wisconsin 53072-3703. The phone number for John Vishnevsky and NDII is (262) 691-3122. The phone number for EC Corp. is
 (262) 695-1400. The General Partners manage and control the affairs of the Partnership and have responsibility and ultimate authority in all matters affecting its business. The names of the directors and executive officers of NDII and EC Corp. are as follows:

                                                      Term
      Name                      Office               Held Office (since)

      NDII: John Vishnevsky      President, Director  09/30/74
            Stephen P. Kotecki   Vice President,
                                 Secretary, Treasurer
                                 and Director         04/12/91

      EC Corp.:
            Stephen P. Kotecki   President, Treasurer 10/30/92
            Thomas Rielly        Vice President,
                                 Secretary, Director  12/17/92

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


                          RELATIONSHIP OF GENERAL PARTNERS
                                AND THEIR AFFILIATES

 The following diagram shows the relationship of the Partnership to various affiliates:



                           NATIONAL REAL ESTATE LIMITED
                           PARTNERSHIP INCOME PROPERTIES
         ...........................:........................
         :                          :                       :
      EC CORP             JOHN VISHNEVSKY.....100%..NATIONAL DEVELOPMENT
      Corporate General   Individual General        AND INVESTMENT, INC.
      Partner             Individual General        Corporate General Partner
                                  :
         ...................................................
         :  100%                :  100%               (2)  :  100%
      JOHN VISHNEVSKY      NATIONAL SELECTED     NATIONAL REALTY
      COMPANY              SECURITIES CORP.      MANAGEMENT, INC.
      Financial and        Security Sales        Partnership and Property
      Real Estate                                Management Acquisition and
      Consulting and                             Brokerage
      Services

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

      (d) Business Experience

 The experience of the officers and directors of the corporate General Partners and of Mr. Vishnevsky includes the following:

      John Vishnevsky (age 77),  President and Director of NDII, and
      100% owner of National Realty Management, Inc. is a graduate of Marquette University. For over 40 years he has been involved in real estate related activities such as land development, residential, apartment, and commercial construction, property management, and the structuring of limited partnerships.
      Mr. Vishnevsky has directed companies that have developed or constructed projects with a current market value of over $100 million. He, corporate entities he controls, or both, act as general partner for all NDII limited partnerships. These partnerships have sold in excess of $160 million of limited partnership interests. Mr. Vishnevsky is licensed as a real estate broker. He has lectured frequently and taught courses in real estate at the University of Wisconsin-Milwaukee. He has appeared as a guest on television and radio programs related to real estate investments. Mr. Vishnevsky is author of the following books: The Art of Financial Independence, The Phantom Yield of Real Estate Investment, The Great Real Estate Disaster... The Greatest Real Estate Opportunity, Getting to Know You, Releasing Your Creativity, Principles and Don=t Feed the Crocodiles.

      Stephen P. Kotecki (age 50), Vice President, Treasurer and Director of NDII, and President, Treasurer, and Director of EC Corp., is a general securities eegistered representative, multi-line licensed insurance agent and entrepreneur. He is the sole stockholder of EC Corp. Mr. Kotecki holds a Bachelor of Science Degree with a major in Political Science from the University of Wisconsin-Whitewater, and a Master of Science Degree in Urban Affairs from the University of Wisconsin-Milwaukee. Mr. Kotecki directed research for the American Federation of State, County and Municipal Employees'
      District Council in Milwaukee County for over four years. Mr. Kotecki further has experience as a Regional Criminal Justice Planner and as a Housing Evaluation Specialist. As a college instructor Mr. Kotecki lectured courses in Business and Industrial Relations, Marketing and Investments for over three years.

      Thomas P. Rielly (age 53), Vice President, Secretary and Director of EC Corp., is a licensed general securities principal and a financial and operations principal. Mr. Rielly has been an active participant in the financial services industry for 25 years. His diverse financial services experience includes professional assignments in the areas of venture capital, business planning and venture formation, investment banking, asset management and securities placement. Mr. Rielly has been associated with National Development and Investment, Inc., related companies, and Mr. Vishnevsky for over 13 years.

 Other personnel of the General Partners, affiliates, or other entities who were significantly involved in the Partnership's affairs include the following:

      Julie Benoit (age 43), is the Director of Finance for NRMI. She is responsible for the development of property management policy and administration of management activities. She also supervises NRMI accounting services. In her 16 years of service at NRMI, Ms. Benoit has functioned as Accounting Manager for NRMI and other affiliated corporations. She has also served as administrator of NSSC, an affiliated securities corporation, and has participated in the syndication of real estate and property liquidations. Prior to joining NRMI, Ms. Benoit worked for six years as an accounting supervisor for the various mortgage subsidiaries of Mortgage Guarantee Insurance Company of Milwaukee. She was also an internal auditor for Time Insurance Company. She is a CPA and cum laude graduate of the University of Wisconsin - Milwaukee with a Bachelor degree in accounting.

      Joan Jenstead (age 66), Director of Property Operations, has been involved in the management of over ten thousand apartment units in addition to commercial and condominium management nationwide. She is a Certified Property Manager and a licensed Wisconsin real estate broker. Ms. Jenstead attended the University of North Dakota, majoring in Business. In 1984, she was responsible for the recognition of NRMI as an Accredited Management Organization (AMO) by the Institute of Real Estate Management, (IREM). In 1988, she served as President of the local chapter of the Institute of Real Estate Management.
      She is also a member of the national faculty of IREM, a past faculty member of the Milwaukee Area Technical College, and a past President of the Board of Directors for the state of Wisconsin Technical College Trustee Association. In 1990, Ms. Jenstead was recognized for her accomplishments in higher education in "Profiles in Success" published by the National Center for Higher Education.
      In 1994 she was elected a director on the National Board of the Association of Community College Trustees. In 2000 The Wisconsin Trustee Association recognized Ms. Jenstead's community college service with a Lifetime Membership Award to the National Association.

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

      SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE:
      To the best of management=s knowledge, there are no violations of this requirement.

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

 Pursuant to the terms of the Limited Partnership Agreement, net profits and losses from operations and Cash Available for Distribution are allocated 97% to the Limited Partners and 3% to the General Partners. For such 3% interest, the General Partners contributed $6,000 to the Partnership. For the fiscal period ended December 31, 2000, this interest resulted in net taxable income to the Individual General Partner in the amount of approximately $1,798. Cash distributions of $22,000 were made to the Individual General Partner in 2000.

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

 ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a) Persons or groups known by the Partnership to own beneficially more than 5% of the outstanding Interests of the Partnership are indicated below:


                   Name of           Amount and Nature of    Percent of
                   Beneficial Owner  Beneficial Ownership    Class

      Limited
      Partnership  Thea J. Peterson  500 Interests
      Interests    25 Utopia Circle  Individual Ownership    5.55%
                   Sturgeon Bay,
                   WI 54235


      (b) By virtue of its organization as a limited partnership, the Partnership has no officers or directors. The General Partners are responsible for management of the Partnership, subject to certain limited democracy rights of the Limited Partners described in the Limited Partnership Agreement. Persons or entities performing functions similar to those of officers and directors of the Partnership, beneficially own, in the aggregate, the following Interests of the Partnership as of December 31, 2000:


                                            Amount and
                                            Nature of
                       Name of              Beneficial        Percent of
      Title of Class   Beneficial Owner     Ownbership        Class

      Limited
      Partnership
      Interests        John Vishnevsky      29.56 Interests   0.33%
                                            Sole Investment
                                            Power

      Limited
      Partnership
      Interests        Stephen P. Kotecki   4 Interests      0.04%
                                            Sole Investment
                                            Power


      (c) There is no arrangement known to the Partnership which may, at a subsequent date, result in a change in control of the Partnership; however, the Partnership has been named as a nominal defendant in certain litigation which will likely limit the authority of the General Partners to sell Partnership property (See Exhibit 13, Legal Proceedings).

 ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Neither the General Partners nor their affiliates were indebted to the Partnership during the year ended December 31, 2000.

 There were no transactions with management other than the Partnership's transactions with the General Partners and affiliates, as described in this report at Items 9 and 10.

 ITEM 13.   EXHIBITS, LIST, AND REPORTS ON FORM 8-K

  (A)    Exhibits

         See attached exhibit list which is incorporated by reference.

  (B)    Reports on Form 8-K for the Quarter ended December 31, 2000

         None

  (C)    Exhibits

         3(a) Limited Partnership Agreement. Incorporated by reference from Prospectus previously filed with Registration Statement 2-95072 on Form S-11 effective January 31, 1985.
         3(b) Certificate of Limited Partnership. Incorporated by reference from Exhibit 3B of the Registration Statement 2-95072 on
                Form S-11 filed December 20, 1984.
         4 Subscription Agreement Evidencing Ownership of a Partnership Interest. Incorporated by reference from Registration Statement 2-95072 on Form S-11 effective January 31, 1985.
         10(a) Consulting Fee Agreement between the Partnership and NDII dated January 31, 1985. Incorporated by reference from 1985 10-K filed March 28, 1986.
         10(b) Acquisition Agreement between the Partnership and NDII dated January 31, 1985. Incorporated by reference from 1985 10-K filed March 28, 1986.
         10(c) Organization Expense Agreement between the Partnership and NDII dated January 31, 1985. Incorporated by reference from 1985 10-K filed March 28, 1986.
         10(d)  Contracts for Acquisition of Assets-

                (1)    With respect to Lock-It Lockers Mini-Warehouse,
                Tucson, Arizona: Incorporated by reference from Exhibit 2-1 to current report on Form 8-K dated May 7, 1985; July 9,
                1985; August 9, 1985; and September 13, 1985.
                (2)    With respect to Lock-It Lockers Mini-Warehouse,
                Phoenix, Arizona: Incorporated by reference from Exhibit 2-1 to periodic report on Form 8-K dated January 1, 1986;
                February 1, 1986; and April 2, 1986.
                (3)    With respect to Cave Creek Mini-Warehouses, Phoenix,
                Arizona: Incorporated by reference Exhibit 2-1 to periodic report on Form 8-K dated April 30, 1987.
                (4)    With respect to Northridge Commons Shopping Center,
                Milwaukee, Wisconsin:  Incorporated by reference Exhibit 2-1 to periodic report on Form 8-K dated May 28, 1987.
        10(e)   Escrow Agreement dated January 31, 1985. Incorporated by
                reference from Exhibit 10 to Amendment No. 1 to Registration
                Statement 2-95072 effective January 31, 1985.
        10(f)   Management Consulting Delegation of Duties Agreement between
                General Partners and NRMI dated May 28, 1991. Incorporated by reference from the 1991 10-K filed March 27, 1992.
        10(g)   Co-General Partner Agreement dated June 20, 1991.
                Incorporated by reference from Exhibit 5-1 to current report on 8-K dated July 26, 1991.
        10(h)   Property Management Agreement between the Partnership and
                NRMI dated November 1, 1995.  Incorporated by reference
                herein. (See 12-31-98 Form 10K SB)
        10(i)   Sublease Agreement between the Partnership and NRMI dated
                February 1, 1998.  Incorporated by reference herein.  (See
                12-31-98 Form 10K SB)
        *13     National Real Estate Limited Partnership Income Properties
                2000 Annual Report to Partners is included as an exhibit
                hereto for those portions of such annual report specifically incorporated by reference elsewhere herein.
        *27     Financial Data Schedule

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

       NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
                                 (Registrant)


    Dated: March 30, 2001               By:  /S/ John Vishnevsky
                                             John Vishnevsky
                                             President and Chief Operating
                                             and Executive Officer
                                             National Development and
                                             Investment, Inc.
                                             Corporate General Partner

    Dated: March 30, 2001               By:  /S/ John Vishnevsky
                                             John Vishnevsky
                                             Chief Financial and Accounting
                                             Officer National Development and
                                             Investment, Inc.
                                             Corporate General Partner

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities* and on the dates indicated:


    /S/ John Vishnevsky      President and Director        March 30, 2001
    John Vishnevsky          National Development and           (dated)
                             Investment, Inc.

    /S/ Stephen P. Kotecki   Vice President, Secretary,    March 30, 2001
    Stephen P. Kotecki       Treasurer and Director              (dated)
                             National Development and
                             Investment, Inc.

    /S/ Stephen P. Kotecki   President, Treasurer and     March 30, 2001
    Stephen P. Kotecki       Director                            (dated)
                             EC Corp.

    /S/ Thomas Rielly        Vice President, Secretary    March 30, 2001
    Thomas Rielly            and Director                        (dated)
                             EC Corp


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

        NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
                              (Registrant)


    Dated:     March 30, 2001           By:
                                            John Vishnevsky
                                            President and Chief Operating
                                            and Executive Officer
                                            National Development and
                                            Investment, Inc.
                                            Corporate General Partner

    Dated:     March 30, 2001           By:
                                            John Vishnevsky
                                            Chief Financial and Accounting
                                            Officer National Development and
                                            Investment, Inc.
                                            Corporate General Partner

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities* and on the dates indicated:

    John Vishnevsky        President and Director         March 30, 2001
                           National Development and              (dated)
                           Investment, Inc.

    Stephen P. Kotecki     Vice President, Secretary,     March 30, 2001
                           Treasurer and Director                (dated)
                           National Development and
                           Investment, Inc.

    Stephen P. Kotecki     President, Treasurer and       March 30, 2001
                           Director                              (dated)
                           EC Corp.

    Thomas Rielly          Vice President, Secretary     March 30, 2001
                           and Director                         (dated)
                           EC Corp

    * The indicated positions are held in the Corporate General Partners of the Registrant.



                                EXHIBIT 13

          NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES

 BUSINESS

 The Registrant, National Real Estate Limited Partnership Income Properties (the APartnership@), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate and an Agreement of Limited Partnership, each dated December 18, 1984. As of December 31, 2000, the Partnership consisted of an Individual and two Corporate General Partners and 1,109 Limited Partners owning 9,004.15 limited partnership interests (the AInterests@) acquired at a public offering price of $1,000 per Interest ($9,024,556 net of affiliate discounts). The Interests were sold commencing January 31, 1985, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #2-95072) as amended. The offering of Interests was concluded on December 18, 1986. The Individual General Partner is John Vishnevsky and the Corporate General Partners are National Development and Investment, Inc. (ANDII@), a Wisconsin corporation and EC Corp., a Wisconsin corporation. All management decisions are the responsibility of the General Partners.

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

 The Partnership will continue in existence until December 31, 2004, unless terminated earlier by disposition of all of its assets or certain other events. Upon termination, the Partnership will commence to liquidate its properties as soon as feasibly possible, depending upon, among other factors, federal income tax consequences to its limited partners and approval of a majority of limited partnership interests.

 The Partnership owned and operated three investment properties in 2000. During the fiscal year ended December 31, 1985, the Partnership acquired Lock-It Lockers Mini-Warehouse, a self storage mini-warehouse rental complex located in Tucson, Arizona ("Tucson Lock-It Lockers"). Tucson Lock-It Lockers was acquired in four separate Parcels as follows: Parcel I (21,670 net rentable square feet) effective May 1, 1985; Parcel II (15,575 net rentable square feet) effective July 1, 1985; Parcel III (6,845 net rentable square feet) effective August 1, 1985; and Parcel IV (5,795 net rentable square feet) effective September 1, 1985. In 1986, the Partnership continued its investment in properties by acquiring an additional Lock-It Lockers Mini-Warehouse located in Phoenix, Arizona ("Phoenix Lock-It Lockers"), in three separate parcels, as follows: Parcel I (18,600 net rentable square feet) effective January 1, 1986; Parcel II (17,625 net rentable square feet) effective February 1, 1986; and Parcel III (22,541 net rentable square feet including 8,000 net rentable square feet for recreational vehicle storage) effective April 1, 1986. The Partnership completed its investment in properties during the fiscal year ended
 December 31, 1987, when it purchased the following two investment properties: a parcel of land containing one building plus part of a second building out of a total of five buildings of Cave Creek Mini Warehouses in Phoenix, Arizona, and Northridge Commons Shopping Center, a community shopping center located in Milwaukee, Wisconsin; however, Northridge Commons was sold December 15, 1999. These properties, with the exception of Northridge Commons, are described more fully in this report in Properties. Cave Creek was managed by Enterprise Growth Group ("EGG") from the time the property was purchased through October, 1991. As of November 1, 1991, National Realty Management, Inc. ("NRMI") took over management of the property. All other Partnership properties were managed by NRMI since their purchase.

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

 During 2000, the Partnership employed three full-time and five part-time on-site personnel in the following capacities: 3 managers, 3 rental agents,
 2.5 cleaning/maintenance persons. In addition, due to the centralized nature of the Partnership's accounting and management systems, another 17 employees provided various accounting and management services to this and other partnerships. All on-site and partnership employees are supervised by NRMI under its Management Consulting Delegation of Duties and Property Management Agreements with the Partnership.

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

 PROPERTIES

 The properties in which the Partnership has invested are owned in fee simple, described more fully at Notes to Financial Statements (Note A). The principal factors which the General Partners believe affect rental rates and occupancy levels include location, ease of access, amenities, and the quality of property management.

      TUCSON LOCK-IT LOCKERS

      Tucson Lock-It Lockers is located on 2.057 fully improved acres at 6560 East Tanque Verde Road, Tucson, Arizona. Tucson Lock-It Lockers consists of seven single-story buildings containing a total of 598 units which were constructed in 1976. Tucson Lock-It Lockers has an aggregate of 49,865 net rentable square feet (57,710 gross) with a unit mix that varies. Management has the ability to subdivide some of the larger units in accordance with market demand. Features of Tucson Lock-It Lockers include fire walls and exterior passage doors constructed of solid-core steel hinged in steel frames. Security at Tucson Lock-It Lockers is provided by a resident manager and a fenced perimeter with single-gate access. In addition to the seven warehouse buildings, there is an on-site office/apartment. Limited customer parking spaces are available.

      PHOENIX LOCK-IT LOCKERS

      Phoenix Lock-It Lockers is located on 3.1 fully improved acres at 10250 North 19th Avenue, Phoenix, Arizona. The complex consists of three single-story buildings containing a total of 569 units and 30 outside RV spaces which were constructed in 1976. Phoenix
      Lock-It Lockers has an aggregate of 62,016 net rentable square feet (66,200 gross) with a unit mix that varies. Management has the ability to subdivide some of the larger units according to market demand. Features of the complex include fire walls and exterior passage doors constructed of solid-core steel hinged in steel frames. Security in the complex is provided by electronic surveillance cameras with a motion detector that provides the resident manager with the ability to monitor the property during the day and night. There is also a fenced perimeter with a single-gate access to the property which provides additional security. In addition to the three warehouse buildings, there is an on-site office/apartment. Customer parking spaces are available.

      CAVE CREEK MINI-WAREHOUSE

      Cave Creek Mini-Warehouse is located at 1201 East Cinnabar Avenue, Phoenix, Arizona, on approximately 1.7 acres (the "Complex").
      The 728 unit Complex consists of three individual one story and two individual two story buildings. The Partnership's ownership consists of one one-story building and part of one two-story building of the Complex, of which construction was completed in 1985. The Partnership has an interest in the remaining portions of the Complex for access and use of the business office facilities. National Real Estate Limited Partnerships Income Properties II, another limited partnership of which the General Partners are general partners, owns the other portion. Security in the Complex is provided by a resident manager and a fenced perimeter with single-gate access.

      The Complex has an aggregate of 46,283 net rentable square feet. The Partnership's property contains approximately 8,200 net rentable square feet, or approximately 18% of the total net rentable square feet of the Complex. Units can be subdivided, if appropriate, in light of demand; therefore, the total unit count may fluctuate. At the time of purchase, the Partnership's property was divided into 91 units. The Tucson and Phoenix real estate rental markets are highly competitive. For a further discussion of occupancy rates, see Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report. Additional mini-warehouse projects may be built within the Tucson and Phoenix areas, which may compete directly with the Partnership's properties.

      The General Partners believe that the Partnership is adequately covered by insurance on the properties.

 LEGAL PROCEEDINGS

 On May 25, 1999, the general partners, the property management company
 (NRMI), and other entities and individuals were named as defendants in a lawsuit (the "Vishnevsky Defendants"). The Partnership (along with other partnerships, collectively the "Partnerships") was not included in the original lawsuit but was later added to the action as a nominal defendant. The plaintiffs sought to have this action certified as a class action lawsuit. In the complaint, the plaintiffs alleged wrongdoing against the Vishnevsky Defendants in connection with two basic areas. First, allegations involving various vote solicitations alleged by the plaintiffs to be an effort to perpetuate the Partnerships and avoid liquidation. Second, allegations involving the taking and use of Partnership funds and property, including excessive fees and unauthorized expenses. On March 14, 2000, the parties to the litigation with the exception of the defendant Wolf & Company entered into a Stipulation of Settlement.

 Based upon the Stipulation, on April 27, 2000, the Circuit Court of Waukesha County held a hearing which certified the case as a class action and approved terms of a settlement. The more significant terms of the Stipulation of Settlement are as follows:

      An independent marketing agent (the "Partnerships' Representative") was appointed to market and sell the Partnership investment property (the "Property"). However, no offer to purchase the Property will be accepted without first obtaining approval from a majority interest of the limited partners. Final distributions of the net proceeds received from a sale of the Property will be made in accordance with the terms of the Partnership's limited partnership agreement and prospectus, and upon providing 20-day notice to the plaintiff's attorney. Net proceeds will first be applied to pay plaintiffs' counsel's legal fees, expenses and costs, with interest thereon. The Partnerships' Representative is presently preparing an Offering Memorandum for marketing the Property.

      Interim distributions to limited partners will continue to be made in accordance with the limited partnership agreement. However, upon final approval of the Settlement, distributions were increased to the extent that sufficient reserves were established to support normal partnership operations and the wind-up of Partnership affairs upon the sale of the Property. Any such additional distributions were made within 30 days of the final approval of the Settlement.

      NRMI and the general partners shall continue to provide management and consulting services to the Partnership on the same terms and conditions currently provided under existing contracts until the Property is sold and assets liquidated and the Partnership entity dissolved. NRMI will also be the listing broker for the sale of the Property.

      The plaintiffs' claims made against NRMI, the general partners, and other related parties for excessive charging of expenses to the Partnerships, including the Partnership, will be settled through binding arbitration. Any such expenses disallowed through arbitration shall be reimbursed to the Partnerships.

 At the April 27, 2000 hearing, the lawsuit was certified as a non-opt out class action, in which all limited partners of the Partnership other than the Vishnevsky Defendants are required to be included in the settlement of this litigation. Furthermore, the Court ruled that plaintiffs' counsel's attorneys fees would be equal to one-third of the difference between the secondary market value of the Partnership interests and the total funds available for distribution to the limited partners after payment of all Partnership obligations. The Court allowed the Vishnevsky Defendants sixty days thereafter to present their evidence regarding secondary market value.

 On June 20, 2000, the Court entered a judgment based upon its April 27th decision. Thereafter, on July 21, 2000, the Court held a hearing on the plaintiffs' Motion for Enforcement of the Court Approved Settlement and in Support of Sanctions. The outcome of the hearing was that the Court granted sanctions totaling $437,000.00 against the Vishnevsky Defendants and their counsel for delaying the appointment of the Partnerships' Representative and the arbitrators. The Court took under advisement the remaining open issue regarding the secondary market value for computing the plaintiffs' counsel's attorneys fees until the arbitration proceedings are completed and the Partnerships' properties are sold. A Motion for Reconsideration of the sanctions was filed with the Court and was denied on September 25, 2000. The Vishnevsky Defendants filed a motion with the Court to stay payment of the sanctions pending appeal. That motion was also denied.

 On August 2, 2000, the Vishnevsky Defendants filed an appeal from that portion of the judgment determining the method for computing the plaintiffs' counsel's attorneys fees. On October 10, 2000 the Vishnevsky Defendants and their counsel filed a second appeal from the order granting the sanctions. A motion to consolidate the two appeals has been granted. The appellate court has temporarily stayed payment of the sanctions pending receipt of briefs on the issue. The arbitration panel has not been fully selected but discovery is proceeding. Based on the events to date, it is not possible to determine the final outcome of the litigation, or the amount of any potential monetary impact to the Partnership. Therefore, no provision for any such financial impact arising from the lawsuit has been made in these financial statements.


 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

 Information contained in this Annual Report on Form 10-KSB contains 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as 'may', 'will', 'expect', 'anticipate', 'estimate', or 'continue' or the negative thereof or other variations t hereon or comparable terminology. There are a number of important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors, which could adversely affect the Partnership's ability to obtain these results, include, among other things, (i) the volume of transactions and prices for real estate in the real estate markets generally, (ii) a general or regional economic downturn which could create a recession in the real estate markets, (iii) the Partnership's debt level and its ability to make interest and principal payments, (iv) an increase in expenses related to new initiatives, investments in people and technology, and service improvements, (v) the success of the new initiatives and investments, and
 (vi) other factors described elsewhere in this Annual Report.

 LIQUIDITY AND CAPITAL RESOURCES

 The Partnership commenced an offering to the public on January 31, 1985, of up to 15,000 Interests at $1,000 per Interest pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. A total of 3,767.26 Interests were sold in 1985 ($3,760,356). From January 1, 1986, to December 18, 1986, at which time the offering was concluded, an additional 5,266.75 Interests were sold ($5,264,200). After deducting offering costs, the Partnership had $8,026,434 with which to purchase the investment properties, described in this report in Properties, to pay costs related to purchasing such properties and to meet capital requirements for operations.

 The Partnership does not have any permanent, long-term financing nor any other financing on its investment properties and does not intend to incur any during the Partnership's life. The Partnership does not have any other present or planned material commitments for capital improvements.

 The General Partners committed to make loans to the Partnership to the extent necessary for the Partnership to make cash distributions to the Limited Partners equal to 8% in 1985, 8.25% in 1986, 8.5% in 1987. However, the maximum the General Partner was required to loan was equal to 3% of the gross offering proceeds. Through December 31, 2000, the Individual General Partner loaned $271,020 to the Partnership under this commitment, which is the maximum amount under the commitment. The General Partner=s loan shall be repaid with interest equal to 12% or the prime rate plus two percentage points, whichever is lower, solely from sale proceeds of the investment properties. As of December 31, 2000, $75,650 of accrued interest remains outstanding on the General Partner loan; $746,906 was paid to the General Partner in 1999 from the proceeds of the sale of Northridge Commons. During 2000, the Partnership continued distributions with a total of $711,329 to its Limited Partners and $22,000 to the General Partners. The distributions for 2000 equaled 7% of the Limited Partners investment. The pay rates prior to 1988 were supplemented by the General Partner Loans, as described above, and the operating results of the properties have not advanced as originally projected. The Partnership's ability to maintain and or increase distributions during 2001 is dependent upon the results of property operations or sales of properties and therefore no assurance as to the distribution amount, if any, can be made.

 Cash generated by the Partnership's investment properties and the sale of such properties are expected to provide funds for the Partnership's liquidity needs and any cash distributions to the Limited Partners.

 RESULTS OF OPERATIONS

 The Partnership operated three investment properties during 2000. The Partnership began operations in 1985 and made additional property purchases in 1986 and 1987.

 Rental rates in 2000 at Tucson Lock-It Lockers continued to range from $28 to $160 depending on the size of the unit. Average occupancy at Tucson Lock-It Lockers was 91% during 2000, compared to 93% in 1999. Marketing efforts are directed primarily toward Yellow Pages advertising which is the main source of traffic. Signs on Tanque Verde have been upgraded in order to lead prospective clients around the corner to the main entrance. There is a marketing program in place with neighboring businesses to share coupon advertising at several locations. Management participates in the Tanque Verde Business Association and continues to participate in its marketing and advertising programs. Competition studies done by management and those done by The Arizona Mini Storage Association show a Tucson area vacancy rate ranging from 5% to 15%. The property is more occupied than the neighboring facilities. Newer facilities being built in the area have slightly effected occupancy. Most of the competition has higher rents because of their amenities, controlled access gates, and air-cooled lockers.

 Rental rates are based on unit size at Phoenix Lock-It Lockers and ranged from $35 to $235 in 2000. Average annual occupancy at the property was 88% for 2000 and 91% in 1999. Management uses the Yellow Pages for advertising as well as using client referral coupons, and offering discounts to existing clients for bringing us new clients. Rate increases will need to remain conservative. The management competition study and information gathered from the Arizona Mini Storage Association indicate the surrounding area has vacancy rates ranging from 7% to 33%. The market continues to soften in the Phoenix area because of overbuilding of self-storage facilities in the immediate area of the property. The business suites are 100% occupied, with all suites on at least a one year lease.

 At Cave Creek Lock-It Lockers asking rents continued to range from $13 to $145 in 2000, based on unit size. Average annual occupancy was 89% in 2000 and 1999. Marketing efforts are directed primarily through the use of Yellow Pages advertising, which is the main source of traffic. Management uses resident referral coupons for all current tenants, offering a discount if they refer new clients. The managers are marketing the lockers to neighboring businesses and apartment communities, using neighborhood business coupon flyers. The General Partners believe marketing efforts and excellent customer service will help occupancy to continue to remain strong. The marketplace for Cave Creek Lock-It-Lockers continues to soften. Management competition study and information received from the Arizona
 Mini Storage Association indicates a high vacancy rate will continue throughout the surrounding area and immediate neighborhood. The property is being affected by lower interest rates that are allowing our tenants to purchase homes with their own storage space, and by continued over-building of storage facilities.

 Net income increased $255,239 from 1999 to 2000 due to the net of a $339,700 decrease in other expenses, and a $84,461 decrease in income from operations.

 The $339,700 decrease in other expenses is primarily due to a $293,992 loss recorded on the sale of Northridge Commons in 1999.

 Income from operations decreased $84,461 due to a decrease in operating revenue of $183,491 netted with a decrease in operating expenses of $99,030 from 1999 to 2000.

 Site operating revenues for 2000 were $53,597 for Cave Creek Lock-It Lockers, $379,243 for Tucson Lock-It Lockers, and $363,772 for Phoenix Lock-It Lockers. Prior year operating revenues were $52,219 for Cave Creek Lock-It Lockers, $177,570 for Northridge Commons, $389,844 for Tucson Lock-It Lockers, and $358,656 for Phoenix Lock-It Lockers.

 The decrease in operating expenses of $99,030 is primarily due to decreased expenses associated with Northridge Commons sold in 12-99.

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



                     INDEPENDENT AUDITORS' REPORT


 The Partners
 National Real Estate Limited Partnership
  Income Properties


      We have audited the accompanying balance sheet of National Real Estate Limited Partnership Income Properties (a Wisconsin limited Partnership) as of December 31, 2000, and the related statements of income, partners' capital (deficit) and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

      As discussed in Note B of the financial statements, the Partnership entered into a litigation settlement agreement on March 14, 2000, approved by court action on April 27, 2000, which requires the liquidation of the Partnership's investment property and dissolution of the Partnership entity. Therefore, the operations and existence of the Partnership will continue as a going concern only until such time as the investment property is liquidated and the Partnership entity dissolved pursuant to the settlement agreement. This agreement provides for binding arbitration, which has not yet taken place, to resolve claims of excessive expenses charged to the Partnership and improper taking and use of Partnership assets. The agreement also stipulates that legal fees incurred in connection with the arbitration process may not be advanced or paid by the Partnership. As a result, legal fees paid by the Partnership since the date of the settlement agreement are another matter to be resolved in binding arbitration. The financial impact of the eventual Partnership liquidation and results of the binding arbitration on the Partnership's financial statements is not determinable. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

      Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The attached balance sheets of the corporate general partners, National Development and Investments, Inc., as of March 31, 2000, and EC Corp., as of December 31, 2000, are presented for purposes of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by Regulation S-B of the Securities and Exchange Commission.
 Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

      The accompanying statement of financial condition as of December 31, 2000, of John Vishnevsky, general partner, is also supplementary information required by Regulation S-B and was not audited by us and, accordingly, we do not express an opinion on it.


                                    Kerber, Eck & Braeckel LLP





          Springfield, Illinois
          February 9, 2001




                  National Real Estate Limited Partnership
                           Income Properties

                             BALANCE SHEET

                           December 31, 2000

                                   ASSETS


   Cash and cash equivalents                                $   245,403
   Escrow deposits and other assets                              91,248
   Investment properties, at cost
       Buildings and improvements         $     4,324,905
       Less accumulated depreciation            2,137,780
                                          ---------------
                                                2,187,125
       Land                                       568,848     2,755,973
                                          ---------------   -----------

                                                            $ 3,092,624
                                                            ===========

                LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

   Liabilities
       Tenant security deposits                             $     4,823
       Deferred rent                                             31,963
       Accrued interest payable to
        individual general partner                               75,650
       Accrued expenses and other liabilities                   101,996
       Note payable to individual general partner               271,020
                                                            -----------

                                                                485,452

   Partners' capital (deficit)
       General partners                   $       (161,919)
       Limited partners (authorized -
        10,000 interests; issued -
        9,034.01 interests)                      2,790,762
       Less cost of limited partner
        interests held in treasury
        (29.86 interests)                          (21,671)   2,607,172
                                          ----------------  -----------

                                                            $ 3,092,624
                                                            ===========


 The accompanying notes are an integral part of this statement.



                  National Real Estate Limited Partnership
                            Income Properties

                          STATEMENTS OF INCOME

                         Year ended December 31



                                                    2000          1999

 Operating revenues
    Rentals                                      $  766,866   $   893,742
    Other                                            29,609        86,224
                                                 ----------   -----------
        Total operating revenues                    796,475       979,966

 Operating expenses
    Operating                                       209,166       242,427
    Administrative                                  243,518       200,152
    Repairs and maintenance                          30,968        54,645
    Depreciation                                    143,815       213,668
    Property taxes                                  111,335       124,687
    Advertising                                      19,954        22,207
                                                 ----------   -----------
         Total operating expenses                   758,756       857,786
                                                 ----------   -----------
         Income from operations                      37,719       122,180

 Other income (expenses)
    Interest expense on individual general
     partner note                                   (36,532)      (96,796)
    Loss on sale of investment properties                 -      (293,992)
    Interest income                                  28,994        43,550
                                                 ----------   -----------
         Total other income (expenses)               (7,538)     (347,238)
                                                 ----------   -----------
         Net income (loss)                       $   30,181   $  (225,058)

                                                 ==========   ===========
 Net income (loss) attributable to general
  partners (3%)                                  $      905   $    (6,752)
 Net income (loss) attributable to limited
  partners (97%)                                     29,276      (218,306)
                                                 ----------   -----------

                                                 $   30,181   $  (225,058)
                                                 ==========   ===========

 Net income (loss) per limited partnership
  interest                                       $     3.24   $    (24.16)


 The accompanying notes are an integral part of these statements.




                  National Real Estate Limited Partnership
                             Income Properties

                  STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                  Years ended December 31, 2000 and 1999



                                                  Cost of Ltd.
                                                  Partner
                         General       Limited    Interests Held
                         Partners      Partners   in Treasury      Total

 Balances at
  January 1, 1999      $ (121,819)   $ 4,087,304  $  (21,671)    $ 3,943,814

 Distributions to
  partners                (12,253)      (396,183)          -        (408,436)

 Net income for the year   (6,752)      (218,306)          -        (225,058)
                        ----------   ------------  ----------    ------------

 Balances at
  December 31, 1999      (140,824)     3,472,815     (21,671)      3,310,320

 Distributions to
  partners                (22,000)      (711,329)          -        (733,329)

 Net income for the year      905         29,276           -          30,181
                        ---------    ------------  ----------    -----------

 Balances at
  December 31, 2000   $ (161,919)    $ 2,790,76   $  (21,671)    $ 2,607,172
                      ===========    ==========   ===========    ===========



 The accompanying notes are an integral part of these statements.




                  National Real Estate Limited Partnership
                            Income Properties

                         STATEMENTS OF CASH FLOWS

                          Year ended December 31


                                                     2000          1999
 Cash flows from operating activities
  Net Income (loss)                               $   30,181   $  (225,058)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used by)
   operating activities
     Depreciation                                    143,815       213,668
     Loss on sale of investment properties                 -       293,992
     Change in assets and liabilities
       Escrow deposits and other assets              (75,214)       17,024
       Tenant security deposits                          820        (2,872)
       Deferred rent                                  (6,336)      (10,734)
       Accrued interest payable to individual
        general Partner                               36,532      (650,110)
       Accrued expenses and other liabilities         42,552       (20,921)
                                                  ----------   ------------

         Net cash provided by (used in)
          Operating activities                       172,350      (385,011)

 Cash flows from investing activities
  Proceeds from sale of investment properties              -       787,436
  Additions to investment properties                       -       (26,448)
                                                  -----------  ------------

         Net cash provided by investing
          activities                                       -       760,988

 Cash flows from financing activities
  Distributions to partners                         (733,329)     (408,436)
                                                  -----------  ------------

         Net decrease in cash and
          cash equivalents                          (560,979)      (32,459)

 Cash and cash equivalents at beginning of year      806,382       838,841
                                                  -----------  ------------

 Cash and cash equivalents at end of year         $  245,403   $   806,382
                                                  ==========   ============

 Cash paid for interest                           $       -    $   746,906
                                                  ===========  ============


 The accompanying notes are an integral part of these statements.




                   National Real Estate Limited Partnership
                            Income Properties

                      NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000

 NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

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

    The Partnership consists of three general partners, National Development and Investment, Inc., John Vishnevsky, and EC Corp., and 1,109 limited partners at December 31, 2000. Mr. Vishnevsky is the president and sole stockholder of National Development and Investment, Inc.

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

                  Building               27.5 - 40 years
                  Improvements              7 - 15 years
                  Equipment                      5 years

 The Partnership evaluates the investment property periodically for indication of impairment including recurring operating losses and other significant adverse changes in the business climate that affect the recovery of the recorded asset value. If investment property is considered impaired, a loss is provided to reduce the net carrying value of the asset to its estimated fair value. See Note E for information on previously impaired investment property disposed of during 1999. Management is not aware of any indicator that would result in any significant impairment loss for the year ended December 31, 2000.


                  National Real Estate Limited Partnership
                            Income Properties

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                            December 31, 2000


 NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

 4.   Allocations and Distributions

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

 The stipulation of settlement agreement discussed in Note B required that the Partnership distribute any excess cash reserves within 30 days of the final approval of the settlement. The settlement was approved by the court on April 27, 2000. The amount of the cash distribution made by Partnership in March 2000 was determined by management to be the Partnership's excess cash reserves at that time for the purposes of complying with this anticipated provision of the settlement agreement. During the years 2000 and 1999, cash distributions were made to the partners totaling $ 733,329 and $ 408,436, respectively.

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

 5.   Net Income Per Limited Partnership Interest

 Net income per limited Partnership interest is based on 97% of net income as allocated to the limited partners divided by the weighted average number of interests outstanding during the year.

 6.   Advertising

 Advertising costs are expensed as incurred.

 7.   Fees to Affiliates

 Property management fees are payable currently to the general partners or affiliates of the general partners. Fees for property management and rental services are being charged to expense over the period property management services are being performed. See Note D for property management fee rates payable to an affiliated party.

 8.   Use of Estimates

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


 NOTE B - UNCERTAINTIES PENDING OUTCOME OF ARBITRATION

 On May 25, 1999, the general partners, the property management company
 (NRMI), and other entities and individuals were named as defendants in a lawsuit (the "Vishnevsky Defendants"). National Real Estate Limited Partnership Income Properties was not named in the original lawsuit, but was later named as a defendant. The plaintiffs sought to have this action certified as a class action lawsuit. In the complaint, the plaintiffs alleged wrongdoing against the Vishnevsky Defendants in connection with two basic areas. First, allegations involving various vote solicitations alleged by the plaintiffs to be an effort to perpetuate the Partnership and avoid liquidation. Second allegations involving the taking and use of Partnership funds and property, including excessive fees and unauthorized expenses.

 On March 14, 2000, the parties to the litigation with the exception of the defendant Wolf & Company entered into a Stipulation of Settlement (the "Settlement") which was orally approved by the Circuit Court of Waukesha County, Wisconsin on April 27, 2000, with a judgment signed on June 20, 2000. The lawsuit was certified by the court as a no opt-out class action for settlement purposes only. Therefore, all limited partners action for settlement purposes only.

 Therefore, all limited partners of the Partnership as of May 25, 1999, other than Mr. Vishnevsky and his affiliates, are included in the class.
 Pursuant to the Settlement, the Partnership investment property is currently being marketed for sale by an appointed Partnership representative. However, no offer to purchase the property will be accepted without first obtaining approval from a majority interest of the limited partners. The notice of the vote to the limited partners will inform the investors that there may be potential tax consequences to them upon sale and advise them to consult with their own tax advisors.

 The Settlement also provides for a binding arbitration hearing to resolve claims, which the plaintiffs allege against the Vishnevsky Defendants. These alleged claims include excessive or inappropriate fees charged to the Partnership; including but not limited to, certain management or consulting fees charged, expense reimbursements charged, or any other improper taking or using of Partnership property or assets. If any expenses or losses are awarded in the arbitration, they are to be reimbursed to the Partnership by Mr. Vishnevsky (including any marital property that may be subject to any award) or any corporate defendants he controls. The three required arbitrators have been identified. The final arbitrator is in the process of being notified. The arbitration process through February 9, 2001, included document production and depositions.

 Pursuant to the Settlement, the Partnership and its property continue to be managed by NRMI and the general partners under the existing contracts until such time as the Partnership and its property are liquidated. The Settlement further provides for Partnership payment of employment completion incentive packages for key NRMI employees. NRMI entered into severance agreements on May 1, 2000, (the "Severance Agreements") with certain key NRMI home office employees and certain site managers, which provided for termination benefits. At December 31, 2000, the Partnership accrued $ 28,395 for these termination benefits. The Severance Agreements for certain key NRMI home office employees terminated on February 1, 2001, and all accrued salaries for these key employees were paid at that time. The continued employment of certain key NRMI home office employees was renegotiated at that time, providing for substantial pay increases to encourage retention of such employees through the remaining existence of the Partnership, so as to provide adequate resources to ensure an orderly and efficient windup of Partnership affairs. The Partnership's legal counsel has indicated that in his opinion the Partnership's execution of the Severance Agreements was not a breach of the Settlement but, the payments of the Partnership's funds to the employees for whose benefit the Severance Agreement were entered into, may be included as a takings issue in the arbitration proceedings discussed earlier.

 The Settlement further provides that any legal expenses incurred in connection with the arbitration process may not be advanced or paid by the Partnership; however, the Vishnevsky Defendants may seek to be indemnified for these expenses in the context of the arbitration process. The following legal expenses may be paid by the Partnership: 1) legal expenses incurred in drafting the settlement agreement, or obtaining preliminary or final approval of settlement, 2) legal expenses incurred in the sales process for marketing or selling the investment property, or 3) other legal expenses properly incurred in the business of the Partnership unrelated to this lawsuit or the arbitration process. Certain legal expenses are currently being charged to this Partnership. Some of these current legal expenses have been designated as a matter to be resolved in the binding arbitration.

 As part of the litigation, the plaintiff's attorneys are also seeking payment of their fees from the assets of the Partnership and the other nominal defendant entities. The plaintiff's attorneys have requested to be paid 33% of the net proceeds derived from the sale of the property, which exceeds a floor amount. Net proceeds will include an offset of Partnership liabilities and selling costs. The court has given preliminary approval to the 33% reimbursement, but has not yet issued a final judgment on the floor amount. The Vishnevsky Defendants are vigorously appealing this judgment, seeking to have the plaintiff's fees reimbursed based upon the Lodestar method (i.e., time spent multiplied by a fixed hourly rate, which includes a risk factor).

 The timing of final distributions to limited partners will be largely dependent on the amount of time necessary to resolve all issues, including the completion of arbitration. The final monetary impact of these matters on the Partnership is not determinable at this time. Therefore, no provision for any such financial impact arising from this uncertainty has been made in these financial statements, pending the outcome of arbitration.


 NOTE C - INVESTMENT PROPERTIES

 Investment properties consist of the following at December 31, 2000:

                                              Buildings and    Accumulated
      Description                    Land     Improvements     Depreciation

  Lock-It-Lockers Mini-Warehouses
   Tucson, Arizona                  $ 253       $   1,905       $     956
  Lock-It-Lockers Mini-Warehouses
   Phoenix, Arizona                   222           2,116           1,042
  Cave Creek-Phase I Mini-Warehouses
   Phoenix, Arizona                    94             304             140
                                    -----       ---------       ----------

                                    $ 569       $   4,325      $    2,138
                                    =====       =========      ==========



                                           Date of
      Description                       Construction      Date Acquired


  Lock-It-Lockers Mini-Warehouses
   Tucson, Arizona                          1976             May 1985
  Lock-It-Lockers Mini-Warehouses
   Phoenix, Arizona                         1976           January 1986
  Cave Creek - Phase I Mini-Warehouses
   Phoenix, Arizona                         1985            April 1987

 The aggregate cost of the investment properties is the same for financial reporting and federal income tax purposes. The accumulated depreciation reported for federal income tax purposes was $ 3,429,980 at December 31, 2000. Depreciation expense for the years ended December 31, 2000 and 1999, was $ 143,815 and $ 213,668, respectively.

 NOTE D - RELATED PARTY TRANSACTIONS

 The general partners are general partners for other limited Partnerships which have invested in real estate. The Partnership reimburses affiliates of the general partner for the actual cost of goods and materials used by or for the Partnership in the course of performing the general functions of the Partnership. These general functions include certain management, accounting and other expenses. The Partnership has executed contracts providing for the following fees payable to such entities:

 1.  National Realty Management, Inc. (NRMI)

 National Realty Management, Inc. (NRMI), which is wholly owned by John Vishnevsky, was paid property management fees of $ 47,797 in 2000 and $ 53,426 in 1999, respectively. Monthly fees represent 6% of gross receipts from the Lock-It-Lockers Mini-Warehouses in Tucson and Phoenix and Cave Creek Mini-Warehouse, and 3% of gross receipts from Northridge Commons Shopping Center.

 The Partnership also paid $ 37,440 in 2000 and $ 46,306 in 1999, respectively, for the reimbursement of accounting and administrative expenses incurred by NRMI on behalf of the Partnership. Accrued expenses at December 31, 2000, includes $ 32 due to NRMI for reimbursable expenses.

 The Partnership sub-leases a portion of common area office space from NRMI under terms of a lease which expires on August 31, 2002. During 2000 and 1999, lease payments totaled $ 11,211 and $ 10,473, respectively, which represents the Partnership's pro-rata portion, based on space occupied, of NRMI's monthly rental obligation.

 2.  National Development and Investment, Inc. (General partner)

 The Partnership paid National Development and Investment, Inc. (NDII), which is wholly owned by John Vishnevsky, for the reimbursement of costs and expenses totaling $ 207,863 and $ 131,546 in 2000 and 1999, respectively.

 3.   Individual General Partner

 The note payable to the individual general partner, John Vishnevsky, is payable from proceeds of the sale or other disposition of investment properties, with interest compounded monthly at a bank's prime rate plus
 2% (11.50% at December 31, 2000) or 12%, whichever is lower.  At
 December 31, 2000, the note payable balance was $ 271,020. The Partnership incurred interest of $ 36,532 and $ 96,796 in 2000 and 1999, respectively, in connection with this note. During 2000, no interest was paid to the individual general partner with respect to this note. At December 31, 2000, accrued interest payable on individual general partner note was $ 75,650.

 NOTE E - IMPAIRMENT OF ASSETS

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

 On December 15, 1999, the Partnership sold the assets for net sale proceeds of $ 787,436. The Partnership removed the assets and related accumulated depreciation from the balance sheet and recognized an additional $ 293,992 loss from the disposition on the statement of income for the year ended December 31, 1999.

 NOTE F - INCOME TAXES

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

 Differences between the net income (loss) as reported herein and the net income (loss) reported for federal income tax purposes arise primarily from timing differences related to depreciation and other GAAP basis adjustments. The following is a reconciliation of the reported net income (loss) and the net income (loss) reported for federal income tax purposes for the years ended December 31:

                                                 2000             1999
 Net income (loss) reported in the
  financial statements                          $30,181        $ (225,058)
 Add (deduct)
    Depreciation                                (38,638)          (55,651)
    Loss on disposal of investment properties         -          (763,594)
    Accrued wages non deducted for tax purposes    (134)            9,049
    Interest accrued (paid) to individual
     general partner                             36,532          (638,635)
    Severance                                    28,395                 -
    Miscellaneous expenses                        3,612                 -
                                                -------       ------------
 Net income (loss) reported for federal
  income tax purposes                           $59,948       $(1,673,889)
                                                =======       ============

 NOTE G - FAIR VALUES OF FINANCIAL INSTRUMENTS

 1.   Cash and Cash Equivalents

 The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value due to their short term nature.

 2.   Debt

 The fair market value of the individual general partner note payable approximates its carrying value.

 NOTE H - CONCENTRATION OF CREDIT RISK

 The Partnership maintains its cash balances in various financial institutions in Arizona and Wisconsin. These balances are insured by the Federal Deposit Insurance Company up to $ 100,000. The Partnership has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

 NOTE I - BASIS OF ACCOUNTING

 The Partnership records are maintained on the basis of accounting utilized for federal income tax reporting purposes. The accompanying financial statements have been prepared from such records and adjusted to the accrual basis of accounting in accordance with generally accepted accounting principles (GAAP). The primary adjustments are for differences in depreciation methods, additional accruals of accounts payable, and the recording of underwriting fees incurred upon the original formation of the Partnership. Certain accrual and tax basis amounts are summarized as follows:

                                                2000             1999
                                            GAAP    Tax      GAAP    Tax
                                            Basis  Basis     Basis  Basis
                                                   (In thousands)

 Total assets                             $ 3,093  $2,799   $3,722  $3,467
 Partners' capital
   General partners (deficit)                (162)   (167)    (141)   (147)
   Limited partners                         2,769  (2,597)   3,451   3,250

 Net income (loss)
   General partners                             1       2       (7)    (50)
   Limited partners                            29      58     (218)  (1,622)

 As discussed in Note B, the Partnership reached a settlement agreement that will ultimately result in the liquidation of the Partnership's net assets. These financial statements are prepared in accordance with the accrual basis of accounting, assuming the Partnership will continue as a going concern until the investment property is sold. The liquidation basis of accounting was not used in the preparation of the financial statements since operations will continue, and liquidation is not imminent, until the investment property is sold.



                          SUPPLEMENTARY INFORMATION


                  National Development and Investment, Inc.

                                BALANCE SHEET

                                March 31, 2000


                                   ASSETS

 Cash and cash equivalents                                 $     1,039
 Mutual fund investments                                        37,099
 Investments in partnerships                                     3,484
                                                            ----------
                                                          $     41,622
                                                          ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

 Stockholders' equity
   Common stock, 2,000 shares authorized:
    1,200 issued and outstanding             $  1,800,000
   Accumulated deficit                         (1,495,378)    $   304,622
                                             -------------
   Less cost of 50 shares of common stock
    held in treasury                                             (263,000)
                                                              ------------
                                                             $     41,622



                                EC Corp.

                              BALANCE SHEET

                            DECEMBER 31, 2000


                                 ASSETS

 Cash and cash equivalents                             $      964
 Investments in limited partnerships                           66
                                                       ----------
                                                       $    1,030


                          STOCKHOLDERS' EQUITY

 Common stock, 9,000 shares authorized;
  100 shares issued and outstanding: $ 1 par value     $      100
 Additional paid-in-capital                                 2,495
 Accumulated deficit                                       (1,565)
                                                       -----------
                                                       $    1,030
                                                       ===========




                             John Vishnevsky

                     STATEMENT OF FINANCIAL CONDITION

                            December 31, 2000


                                ASSETS

 Cash and cash equivalents                            $    44,956
 Notes receivable                                         661,776
 Investments
   Mutual funds                        $    308,123
   Limited partnerships                   4,995,611
   Corporations                              34,895     5,338,629
                                       ------------

 Prepaid income taxes                                     168,280
 Miscellaneous receivables                                 34,307
 Other assets                                             168,674
                                                      -----------
                                                      $ 6,416,622


                               LIABILITIES

 Accrued liabilities                                  $    16,159
 Estimated tax liability on liquidation                 2,136,002
                                                      -----------
                                                        2,152,161
                                                      -----------
 Net worth                                              4,264,461
                                                      -----------
                                                     $  6,416,622
                                                     ============