Form 10QSB
period 2001-03-31
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES
filed 2001-04-24
CIK 759857

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

SCHEDULE 14D-9

SOLICITATION/RECOMMENDATION STATEMENT PURSUANT TO

SECTION 14(d)(4) OF THE SECURITIES EXCHANGE ACT OF 1934

NATIONAL REAL ESTATE LIMITED PARTNERSHIP

INCOME PROPERTIES

(Name of Subject Company)

NATIONAL REAL ESTATE LIMITED PARTNERSHIP

INCOME PROPERTIES

(Name of Person (s) Filing Statement)

UNITS OF INTEREST

(Title of Class of Securities)

NONE

(CUSIP Number of Class of Securities)

John Vishnevsky

National Realty Management, Inc.

1155 Quail Court

Pewaukee, Wisconsin 53072-3768

(262) 695-1400

(Name, Address and Telephone Number of Person Authorized to Receive Notices

and Communications on Behalf of the Person(s) Filing Statement)

Copy to

Lawrence Clancy, Esq.

Cook & Franke S.C.

660 E. Mason Street

Milwaukee, WI 53202

(414) 271-5900

ITEM 1. SECURITY AND SUBJECT COMPANY.

The name of the subject company is National Real Estate Limited Partnership Income Properties, a Wisconsin limited partnership (the Partnership). The address of the Partnership s principal executive offices is 1155 Quail Court, Pewaukee, Wisconsin 53072-3768. The title of the class of equity securities to which this statement relates is units of limited partnership interest in the Partnership (the Units).

ITEM 2. TENDER OFFER OF BIDDER.

This Statement relates to a tender offer by Millenium Management, LLC, a California limited liability company (the Bidder), to purchase up to 3,000 of the Units at a purchase price of $210.00 per Unit, less the amount of any Distributions (as defined in the Offer to Purchase referred to below) per Unit, if any, made by the Partnership after April 9, 2001, and less any Partnership transfer fees, which the Partnership advises Bidder are $50.00 per transfer (regardless of the number of Units transferred), upon the terms and subject to the conditions set forth in the Offer to Purchase, dated April 10, 2001, as it may be supplemented or amended from time to time (the Offer to Purchase), and the related Agreement of Transfer and Letter of Transmittal, as it may be supplemented or amended from time to time (the Letter of Transmittal which, together with the Offer to Purchase, constitutes the Offer). The address of the Bidders principal executive office, according to the Offer to Purchase, is 199 South Los Robles Avenue, Suite 440 Pasadena, California 91101.

ITEM 3. IDENTITY AND BACKGROUND.

(a) Name and Business Address. The person filing this Statement is the Partnership, the name and business address of which are set forth in Item 1 above.

(b) (1) The Partnership does not have any directors or executive officers. All decisions with respect to the management of the Partnership and its affairs are made by the General Partners. Set forth below is a description of material contracts, agreements, arrangements or understandings or any actual or potential conflict of interest between the General Partners or their affiliates and the Partnership and its affiliates.

The General Partners and their affiliates have received or will receive certain types of compensation, fees, reimbursements and allocations of distributions, income loss and tax credits in connection with the operations of the Partnership. The arrangements for payment of compensation and fees, as set forth in the Partnership s Agreement of Limited Partnership dated as of December 18, 1984, as amended to date (the Partnership Agreement), the Partnership s Prospectus and other publicly filed documents were not determined in arms length negotiations with Partnership.

The General Partners or an affiliate of the General Partner is entitled subject to certain restrictions included in the Partnership Agreement to reimbursement for all expenses incurred in conducting the Partnership s business. To the extent that the General Partners or an affiliate of the General Partners provides property management services to the Partnership, the provider of that service will be entitled to a property management fee in an amount not to exceed 6% of the gross revenues from the properties. Additionally, the individual General Partner owns 29.56 Units and an officer/director of one of the corporate general partners owns 4 Units in the Partnership. Further, the General Partners, and their affiliates are entitled to indemnification from the Partnership under certain circumstances described in the Partnership Agreement.

(2) There are no material contracts, agreements, arrangements or understandings or any actual potential conflicts of interest between the General Partners or their affiliates and the Bidder, its members, executive officers, directors of affiliates.

ITEM 4. THE SOLICITATION OR RECOMMENDATION.

(a) This Statement relates to a recommendation by the Partnership to the holders of the Units to reject the Offer. A letter to the Unit Holders of the Partnership communicating the Partnership s recommendation is filed as Exhibit 1 hereto and is incorporated herein by reference.

(b) The Partnership has recommended rejection of the Offer primarily for two reasons:

(1) The Partnership believes that the Offer price at $210.00 per unit less certain amounts is inadequate; and

(2) The Offer is limited to 3,000 Units representing only approximately thirty-three percent (33%) of the outstanding Units.

In reaching its determination the Partnership considered a number of factors, including:

(i) Based upon the information set forth more fully in the Partnership s Annual Report for the year ending December 31, 2000 (a copy of which is attached hereto as Exhibit 2 and incorporated herein by reference), and on the General Partners estimate of property values as of the date hereof, the Partnership is estimated to have a current net asset value of approximately $480.00 per Unit (before attorneys fees and partnership liquidation expenses). The Offer Price of $210.00 (before deducting certain transaction costs, which will reduce the net value of the Offer to Unit Holders) is only 44% of the net asset value, which represents a significant discount from the net asset value. Based on these estimates, the Partnership believes that the Offer Price is inadequate. The net asset value is an estimate of the amount Unit Holders of the Partnership would receive per unit if the Partnership s assets were sold at their appraised values as of the close of the year 2000, and sales proceeds along with other funds of the Partnership were distributed in a liquidation of the Partnership. There can be no assurance that the estimated net asset value will be realized by the Partnership upon liquidation, or that the Unit Holders would realize the estimated net asset value if they attempted to sell their Units because a public market for the Units does not exist.

(ii) The Partnership s properties are presently being marketed pursuant to a Settlement Agreement arising out of a class action involving the Partnership (the Settlement). Pursuant to the Settlement, an independent third party has been named Partnerships Representative for the purpose of overseeing the marketing and selling of the Partnership s properties along with other properties owned by other Partnerships. The General Partners have no control over the Partnerships Representative. Part of the responsibilities of the Partnerships Representative is to retain real estate professionals to ensure that the properties are marketed and sold in a manner that reasonably maximizes the value of the sales process for the benefit of the limited partners. The Partnerships Representative has established asking prices on the Partnership s properties as follows: Cave Creek Lockers $351,433.00 (15.38% of which represents the Partnership s interest), Phoenix Lock-It Lockers $2,260,000.00 (100.00% interest) and Tucson Lock-It Lockers $2,315,000.00 (100.00% interest) for a total aggregate asking price of $4,926,433.00. If the asking price is achieved, per Unit net asset value would be approximately $513.00 before attorneys fees and partnership liquidation expenses.

(iii) The Offer is to purchase only 3,000 of the outstanding Units representing only approximately thirty three percent (33%) of all outstanding Units. Accordingly, a majority of the Unit Holders will not have an opportunity to tender all of their Units pursuant to the Offer. Under the terms of the Offer, if more than 3,000 of the outstanding Units are tendered while the Offer remains open, the Bidder will acquire only a portion of each tendering Unit Holder s Units on a pro rata basis. Hence, no Unit Holder regardless of timing or the terms of his or her tender can be assured of disposing of all of his or her Units under the terms of the Offer, even if the Offer were consummated. Furthermore, a Unit Holder may be motivated to sell, as described in the Offer, in order to eliminate the requirement to report Partnership tax information on IRS Form K-1. This benefit is realized only if a Unit Holder s entire interest in the Partnership were sold.

(iv) The Bidder is offering to purchase units for its own investment purposes and accordingly has established a price that will permit it to make a profit. The Tender Offer indicated that there is a conflict between the desire of the Bidder to purchase units at a low price and a desire of the Unit Holders to sell their units at a high price. The Tender Offer further indicates that an affiliate of the Bidder may make an Offer to acquire the Partnership s properties and that the Bidder is making the Tender Offer with a view to increase the likelihood that its affiliate will be successful in acquiring the Partnership s properties through the exercise of the voting power of the units acquired. Nowhere in the Tender Offer does the Bidder explain the effect such purchase would have on the Unit Holders who either decline to accept the Tender Offer or whose acceptance is rejected by the Bidder. The Tender Offer states that Unit Holders who do not tender their units in the Offer are more likely to be limited after the Offer but fails to explain what those limitations are.

(v) As a part of the Settlement, the Unit Holder may be the beneficiary of additional distributions resulting from the arbitration proceedings which will determine the Takings Claims as that term is defined in the Settlement. Furthermore, the Settlement does not include distributions resulting from claims in the class action against the defendant, Wolf & Company which are still being litigated. These benefits will be transferred to the Bidder for any Units purchased pursuant to the Offer

(vi) Under the Partnership Agreement, the General Partners may refuse to recognize the Bidder as a substitute limited partner in the Partnership in which case the Bidder will acquire an economic interest in each Unit purchased without voting rights. In such event the remaining Unit Holders will have greater influence in making decisions regarding the Partnership.

(vii) The Tender Offer represents that the Bidder, as holder of a majority of Units in the Partnership, can influence voting decisions including the removal of the General Partner, the dissolution and termination of the Partnership and the approval of most types of amendments to the Partnership Agreement. However, under the court s powers with respect to implementation and enforcement of the Settlement, the court has decreed that no further amendments to the Partnership Agreements will be allowed. Therefore, the representations in the Tender Offer is incorrect.

(viii) Unit Holders who sell their units pursuant to the Offer will lose the right to receive any future distributions from the Partnership resulting from any sale of the Partnership s properties by the Partnerships Representative or resulting from any proceeds of any arbitration award or any favorable award of damages resulting from the Wolf & Company litigation. Although the General Partners cannot predict with certainty the future value of the Partnership assets on a per unit basis or otherwise, the net amount of the Offer could differ significantly from the amount that may be realized from the sale of the Partnership s properties and any arbitration or other award. Although there can be no assurance as to the timing or the amount of any future distributions, the General Partners anticipate that the sale of the Partnership s property will occur prior to January 1, 2002.

(ix) The Tender Offer states that Bidder does not intend to pay for any Units accepted for payment pursuant to the Offer until the final proration or other adjustments are known. Furthermore, the Tender Offer states that payment will be made only after timely receipt by Bidder of properly executed transfer documents and a written confirmation from the Partnership of the transfer of the Units. The General Partners may refuse to recognize the Bidder as a substituted limited partner which could hold up any confirmation from the Partnership. In any event no interest will be paid to the Unit Holder for any delay.

(x) Unit Holders who tender their Units may not be able to liquidate all of their Units if the Tender Offer is oversubscribed. The principal tax benefit to selling Unit Holders (i.e. the use of the suspended passive tax losses) is dependent on Unit Holders selling their entire interest in the Partnership. A proration would delay realization of those tax benefits.

ITEM 5. PERSONS RETAINED, EMPLOYED OR TO BE COMPENSATED.

Neither the Partnership nor any person acting on it behalf has employed, retained or compensated or intends to employ, retain, or compensate any person to make solicitations or recommendations to Unit Holders on their behalf concerning the Offer.

ITEM 6. RECENT TRANSACTIONS AND INTENT WITH RESPECT TO SECURITIES.

(a) Neither the Partnership nor the General Partners nor any of their affiliates have effected any transactions in the Units during the past 60 days.

(b) None of the General Partners nor, to the knowledge of the General Partners, none of their executive officers, directors, affiliates or subsidiaries intend to tender Units owned by them to the Bidder pursuant to the Offer.

ITEM 7. CERTAIN NEGOTIATIONS AND TRANSACTIONS BY THE

SUBJECT COMPANY.

(a) No negotiation is being undertaken or is underway by the Partnership in response to the Offer which relates to or would result in (1) an extraordinary transaction such as a merger or reorganization involving the Partnership or any subsidiary of the Partnership; (2) a purchase sale or transfer of a material amount of assets by the Partnership or any subsidiary; (3) a tender offer for or other acquisition of securities by or of the Partnership; or (4) any material change in the present capitalization or dividend policy of the Partnership.

(b) There is no transaction, general partner resolution, agreement in principal, or signed contract in response to the Offer which relates to or would result in one or more of the events referred to in Item 7(a) above.

ITEM 8. ADDITIONAL INFORMATION TO BE FURNISHED.

None.

ITEM 9. MATERIALS TO BE FILED AS EXHIBITS.

Exhibit No. Description

1. General Partner s letter to the Unit Holders

2. Partnership Annual Report as of December 31, 2000 (filed April 2, 2001 with 10 KSB, CIK#0000759857, Part III, Item 13, Exhibit List and Reports on Form 8-K (excluding Supplementary Information)).

SIGNATURES

After reasonable inquiry and to the best of my knowledge and belief, I certify the information set forth in this Statement is true, complete and correct.

NATIONAL REAL ESTATE LIMITED

PARTNERSHIP INCOME PROPERTIES

/s/ John Vishnevsky

By: John Vishnevsky

Individual General Partner

Dated: April 24, 2001.

EXHIBIT INDEX

Exhibit No. Description

1. General Partner s letter to the Unit Holders

2 Partnership Annual Report as of December 31, 2000 (filed April 2, 2001 with 10 KSB, CIK#0000759857, Part III, Item 13, Exhibit List and Reports on Form 8-K (excluding Supplementary Information)).

EXHIBIT 1

April 24, 2001

TO ALL UNIT HOLDERS OF UNITS IN NATIONAL REAL

ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES

Dear Unit Holder:

As you are by now aware, Millenium Management, LLC, a California limited liability company (Bidder) has made an offer (the Offer) to purchase units of limited partnership interests (Units) in National Real Estate Limited Partnership Income Properties (the Partnership) from the holders thereof (Unit Holders).

THE PARTNERSHIP RECOMMENDS THAT UNIT HOLDERS REJECT THE OFFER AND NOT TENDER THEIR UNITS TO THE BIDDER.

Enclosed is a copy of the Partnership s Schedule 14D-9, filed today with the Securities and Exchange Commission in which the reasons and the basis for the Partnership s recommendation that you reject the Offer are explained more fully. To summarize:

    The Offer is for $210 per Unit less transfer costs.
    Based upon the information set forth more fully in the Partnership s Annual Report for the year ending December 31, 2000 (a copy of which is attached hereto as Exhibit 2 and incorporated herein by reference), and on the General Partners estimate of property values as of the date hereof, the Partnership is estimated to have a current net asset value of approximately $480.00 per Unit (before attorneys fees and partnership liquidation expenses). The Offer Price of $210.00 (before deducting certain transaction costs, which will reduce the net value of the Offer to Unit Holders) is only 44% of the net asset value, which represents a significant discount from the net asset value. Based on these estimates, the Partnership believes that the Offer Price is inadequate. The net asset value is an estimate of the amount Unit Holders of the Partnership would receive per unit if the Partnership s assets were sold at their appraised values as of the close of the year 2000, and sales proceeds along with other funds of the Partnership were distributed in a liquidation of the Partnership. There can be no assurance that the estimated net asset value will be realized by the Partnership upon liquidation, or that the Unit Holders would realize the estimated net asset value if they attempted to sell their Units because a public market for the Units does not exist.
    The Partnership s properties are presently being marketed pursuant to a Settlement Agreement arising out of a class action involving the Partnership (the Settlement). Pursuant to the Settlement, an independent third party has been named Partnerships Representative for the purpose of overseeing the marketing and selling of the Partnership s properties along with other properties owned by other Partnerships. The General Partners have no control over the Partnerships Representative. Part of the responsibilities of the Partnerships Representative is to retain real estate professionals to ensure that the properties are marketed and sold in a manner that reasonably maximizes the value of the sales process for the benefit of the limited partners. The Partnerships Representative has established asking prices on the Partnership s properties as follows: Cave Creek Lockers $351,433.00 (15.38% of which represents the Partnership s interest), Phoenix Lock-It Lockers $2,260,000.00 (100.00% interest) and Tucson Lock-It Lockers $2,315,000.00 (100.00% interest) for a total aggregate asking price of $4,926,433.00. If the asking price is achieved, per Unit net asset value would be approximately $513.00 before attorneys fees and partnership liquidation expenses.
    Unit Holders who sell their units pursuant to the Offer will lose the right to receive any future distributions from the Partnership resulting from any sale of the Partnership s properties by the Partnerships Representative or resulting from any proceeds of any arbitration award or any favorable award of damages resulting from the Wolf & Company litigation. Although the General Partners cannot predict with certainty the future value of the Partnership assets on a per unit basis or otherwise, the net amount of the Offer could differ significantly from the amount that may be realized from the sale of the Partnership s properties and any arbitration or other award. Although there can be no assurance as to the timing or the amount of any future distributions, the General Partners anticipate that the sale of the Partnership s property will occur prior to January 1, 2002.
    The Tender Offer states that Bidder does not intend to pay for any Units accepted for payment pursuant to the Offer until the final proration or other adjustments are known. Furthermore, the Tender Offer states that payment will be made only after timely receipt by Bidder of properly executed transfer documents and a written confirmation from the Partnership of the transfer of the Units. The General Partners may refuse to recognize the Bidder as a substituted limited partner which could hold up any confirmation from the Partnership. In any event no interest will be paid to the Unit Holder for any delay.

This letter merely summarizes in part the Partnership s recommendation as explained in the enclosed Schedule 14D-9, and is qualified by the information set forth therein. Accordingly, you are urged to read the enclosed Schedule in its entirety.

If you sell your interests in the Partnership it may constitute a taxable event to you. Accordingly, if you wish to consider the Offer notwithstanding the foregoing recommendation, please consult your adviser to review your personal tax situation before accepting the Offer or tendering any of your units.

Please call the Investors Relations Department at 1-800-884-8562 with any questions you may have regarding the Offer, the information set forth in the enclosed Schedule 14D-9, the status of your investment or any other related matter.

Sincerely,

NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES

/s/ John Vishnevsky

By: John Vishnevsky

Individual General Partner