Form 10QSB
period 2001-03-31
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES
filed 2001-05-15
CIK 759857

U. S. Securities and Exchange Commission

	Washington, DC 20549

	FORM 10-QSB
(Mark One)

(  X )	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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


INDEX



Page

 PART I. FINANCIAL INFORMATION

Balance Sheet (Unaudited) - March 31, 2001,
and December 31, 2000	2

Statement of Operations (Unaudited) - Three months
ended March 31, 2001, and 2000	3

Statement of Changes in Partners= Capital (Deficit)(Unaudited) -
Three months ended March 31, 2001, and 2000	4

Statement of Cash Flows (Unaudited) -
Three months ended March 31, 2001, and 2000	5

Notes to Financial Statements (Unaudited)	6-7

 	Management's Discussion and Analysis of Financial
Condition and Results of Operations	8-9


PART II. OTHER INFORMATION AND SIGNATURES

Item 1. Legal Proceedings	9-10

Item 2. Changes in Securities and Use of Proceeds	11

Item 3. Defaults Upon Senior Securities	11

Item 4. Submission of Matters to a Vote of Security Holders	11

Item 5. Other Information	11

Item 6. Exhibits and Reports on Form 8-K	11



PART I. FINANCIAL INFORMATION
NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES


(A Wisconsin Limited Partnership)
BALANCE SHEET
(Unaudited)












March 31,
2001


December 31, 2000


ASSETS

















Cash and cash equivalents


$236,430


$245,403


Escrow deposits and other  assets


60,396


91,248


Investment properties, at cost








            Land


568,848


568,848


            Buildings and improvements


4,324,905


4,324,905














4,893,753


4,893,753











            Less accumulated depreciation


2,173,695


2,137,780














2,720,058


2,755,973














$3,016,884


$3,092,624












LIABILITIES AND PARTNERS= CAPITAL

















Liabilities:








            Accrued expenses and other liabilities


$61,526


$101,996


            Tenant security deposits


5,346


4,823


            Deferred rent


38,356


31,963


            Accrued interest payable to individual General Partner


85,124


75,650


            Note payable to individual General Partner (Note 5)


271,020


271,020














461,372


485,452









Partners= Capital (Deficit):








            General Partners


 (163,468)


(161,919)


            Limited Partners
      (authorized C 10,000 Interests; issued C 9,034.01 Interests)


2,740,651


2,790,762


            Less cost of 29.86 Limited Partner Interests held in Treasury


(21,671)


(21,671)





2,555,512


2,607,172









$3,016,884


$3,092,624
See notes to financial statements.








NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
(A Wisconsin Limited Partnership)
Statement of Operations
(Unaudited)



Three Months Ended
            March 31,







2001


2000




INCOME










            Operating income


$200,932


$205,203




            Total income


200,932


205,203















OPERATING EXPENSES










            Operating expenses


77,714


76,013




            Administrative expense

40,852


52,341



            Depreciation


35,915

36,458




            Interest expense


9,474


8,410




            Total expenses


163,955


173,222















Income  from Operations


36,977


31,981




Other Income:










            Interest income


4,189


10,443















            Net Income


$41,166


$42,424















Net Income attributable to
            General Partners (3%)


$1,235


$1,272




Net Income attributable to
            Limited Partners (97%)

$39,931


$41,152




Per Limited Partnership
            Interests outstandingB9,004.15


$4.43


$4.57



See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
(A Wisconsin Limited Partnership)
Statement of Changes in Partners' Capital (Deficit)
(Unaudited)
Three Months Ended March 31







Limited
Partners


General
Partners


Interests Held in
Treasury



Total

March 31, 2001







Partners= Capital (Deficit), beginning of period

$2,790,762

($161,919)

($21,671)

$2,607,172

Distributions

        (90,042)

 (2,784)



(92,826)

Net Income for the period

          39,931

           1,235



41,166

Partners= Capital (Deficit), end of period

$2,740,651

($163,468)

($21,671)

$2,555,512




March 31, 2000








Partners= Capital (Deficit), beginning of period

$3,472,815

($140,824)

($21,671)

     $3,310,320

Distributions

(441,203)

(13,647)



  (454,850)

Net Income for the period

          41,152

          1,272



          42,424

Partners= Capital (Deficit), end of period


$3,072,764

($153,199)

($21,671)

$2,897,894
See notes to financial statements.




NATIONAL REAL ESTATE LIMITED PARTNERSHIP
INCOME PROPERTIES
(A Wisconsin Limited Partnership)
Statement of Cash Flows
(Unaudited)
Three Months Ended March 31











2001


2000


Operating Activities








            Net income  for the period


$41,166


$42,424


   Adjustments to reconcile net income to net cash provided by operating activities:








                         Depreciation


35,915


36,458











             Changes in operating assets and liabilities:








                         Escrow deposits and other assets


30,852


206


                         Deferred rent


6,393


2,986


                         Accrued expenses, other liabilities, and accrued interest


(30,996)


24,071


                         Tenant security deposits


523


0











          NET CASH PROVIDED BY OPERATING ACTIVITIES


83,853


106,145











Investing Activity:


0


0












Financing Activities:








           Distributions to partners

(92,826)


(454,850)











          DECREASE IN CASH


(8,973)


(348,705)











           Cash and cash equivalents at beginning of period


245,403


806,382











          CASH AND CASH EQUIVALENTS AT END OF PERIOD


$236,430


$457,677











See notes to financial statements.







NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
(A Wisconsin Limited Partnership)
Notes to Financial Statements
(Unaudited)
March 31, 2001

1. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. These statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the National Real Estate Limited Partnership Income Properties annual report for the year ended December 31, 2000 (refer to the footnotes of those statements for additional details of the Partnership's financial condition). The operating results for the period ended March 31, 2001 may not be indicative of the operating results for the entire year.

 2.	National Real Estate Limited Partnership Income Properties (the
 APartnership@) was organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated December 18, 1984, for the purpose of investing in residential, commercial, and industrial real properties. John Vishnevsky and National Development and Investment, Inc., contributed the sum of $6,000 to the Partnership as General Partners. The Limited Partnership Agreement authorized the issuance of 10,000 Limited Partnership Interests (the AInterests@) at $1,000 per Interest with the offering period commencing January 31, 1985. Upon conclusion of the offering in December 1986, the Partnership had raised $9,024,556 in capital representing 9,034.01 Interests.

3.	National Realty Management, Inc. (NRMI): The Partnership incurred property management fees of $11,899 under an agreement with NRMI for the three month period ended March 31, 2001. The Partnership also incurred $5,200 in the first three months of 2001 for the reimbursement of accounting and administrative expenses incurred by NRMI on behalf of the Partnership.

The Partnership subleases a portion of common area office space from NRMI under terms of a lease, which expires on August 31, 2002. During the first three months of 2001, the Partnership incurred lease fees totaling $2,769, which represents the Partnership=s prorated portion, based upon space occupied, of NRMI=s monthly rental obligation.

4. National Development and Investment, Inc. (NDII): The Partnership incurred $41,071 for the reimbursement of administrative expenses incurred by NRMI on behalf of the Partnership for the first three months of 2001.

5.	As outlined in the prospectus, the General Partners agreed to make loans to the Partnership up to an aggregate of 3% of the gross proceeds of the offering to the extent necessary to provide distributions to the limited partners at annualized rates equal to 8% in 1985, 8.25% in 1986, and 8.5% in 1987. The loan will be repaid solely from sales proceeds, with compounding interest equal to the cost of funds or 12%, whichever is lower. As of March 31, 2001, interest totaling $85,124 has accrued.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
(A Wisconsin Limited Partnership)
Management's Discussion and Analysis of
Financial Condition and Results of Operations
March 31, 2001

The Partnership currently owns and operates three investment properties; Tucson Lock-It Lockers, a 49,865 net rentable square foot mini warehouse complex in Tucson, Arizona; Phoenix Lock-It Lockers, a 62,016 net rentable square foot mini warehouse complex in Phoenix, Arizona; and a portion of Cave Creek Lock-It Lockers containing 7,604 of 46,283 net rentable square feet in Phoenix, Arizona.

National Real Estate Limited Partnership Income Properties II ("NRELPIP-II") owns the remaining portion of Cave Creek Lock-It Lockers. NRELPIP II is a Wisconsin limited partnership, affiliated with the General Partners.

Occupancy based upon net rentable square feet for the first three months of 2001 averaged 92.11% for Tucson Lock-It Lockers; 91.10% for Phoenix Lock-It Lockers; and 90.88% for Cave Creek Lock-It Lockers. This compares to an average of 92.79% for Tucson Lock-It Lockers; 91.47% for Phoenix Lock-It Lockers; and 90.10% for Cave Creek Lock-It Lockers during the same period of 2000.

Three Months Ended March 31, 2001 and 2000
Net income decreased $1,258 from $42,424 for the period ended March 31, 2000, to $41,166 for the period ended March 31, 2001. This decrease was due to, in part, the net effect of a decrease in total income of $4,271, a decrease in administration expenses of $11,489, and a decrease in interest income of $6,254.

Total income decreased $4,271, primarily due to increased delinquent tenant write-offs in 2001. Administrative expenses decreased $11,489, largely due to reduced personnel costs. Interest income decreased $6,254 due to a large cash distribution paid in the first quarter of 2000, which decreased the interest bearing account.

The decrease in cash during the first three months of 2001 totaled $8,973, as compared to the decrease in cash during the first three months of 2000 of $348,705. This difference was due to, in part, a decrease of $362,024 in cash distributions in 2001 as compared to 2000, netted with a $22,292 decrease in cash provided by operating activities in 2001.

The large cash distribution in the first quarter of 2000 was made for the purpose of complying with the stipulation of settlement agreement.

Cash provided by operating activities decreased $22,292 for the period ended March 31, 2001, as compared to the same period in 2000, primarily due to a $55,067 decrease in cash provided by accrued expenses, other liabilities and accrued interest, netted with a $30,646 increase in cash provided by escrow deposits and other assets. The $55,067 decrease is due to, in part, $45,123 in accrued accounts payable existing at December 31, 2000, paid by March 31, 2001. The $30,646 increase is due to, in part, a $37,931 reduction in the salary escrow account from December 31, 2000 to March 31, 2001, due to severance salaries paid in February of 2001 and funds subsequently released from escrow.


PART II. OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings

On May 25, 1999, the general partners, the property management company
(NRMI), and other entities and individuals were named as defendants in a lawsuit (the "Vishnevsky Defendants"). The Partnership (along with another partnership, collectively the "Partnerships") was not included in the original lawsuit but was later added to the action as a nominal defendant. The plaintiffs sought to have this action certified as a class action lawsuit. In the complaint, the plaintiffs alleged wrongdoing against the Vishnevsky Defendants in connection with two basic areas. First, allegations involving various vote solicitations alleged by the plaintiffs to be an effort to perpetuate the Partnerships and avoid liquidation. Second, allegations involving the taking and use of Partnership funds and property, including excessive fees and unauthorized expenses. On March 14, 2000, the parties to the litigation with the exception of the defendant Wolf & Company entered into a Stipulation of Settlement.

Based upon the Stipulation, on April 27, 2000, the Circuit Court of Waukesha County held a hearing which certified the case as a class action and approved terms of a settlement. The more significant terms of the Stipulation of Settlement are as follows:

An independent marketing agent (the "Partnerships' Representative") was appointed to market and sell the Partnership investment property (the "Property"). However, no offer to purchase the Property will be accepted without first obtaining approval from a majority interest of the limited partners. Final distributions of the net proceeds received from a sale of the Property will be made in accordance with the terms of the Partnership's limited partnership agreement and prospectus, and upon providing 20-day notice to the plaintiff's attorney. Net proceeds will first be applied to pay plaintiffs' counsel's legal fees, expenses and costs, with interest thereon. The Partnerships' Representative has prepared and distributed an Offering Memorandum for marketing the Property.

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

On August 2, 2000, the Vishnevsky Defendants filed an appeal from that portion of the judgment determining the method for computing the plaintiffs' counsel's attorneys fees. On October 10, 2000 the Vishnevsky Defendants and their counsel filed a second appeal from the order granting the sanctions.
A motion to consolidate the two appeals has been granted. No decision has been made in either appeal. The arbitration panel has been selected and discovery is proceeding. No date has been set for the arbitration hearing. Based on the events to date, it is not possible to determine the final outcome of the litigation, or the amount of any potential monetary impact to the Partnership. Therefore, no provision for any such financial impact arising from the lawsuit has been made in these financial statements.


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



National Real Estate Limited Partnership
              Income Properties
                  (Registrant)




Date     May 11, 2001                                 /S/John Vishnevsky
                                                        John Vishnevsky
                                                     President and Chief
                                                      Operating and Executive
                                                      Officer
                                                     National Development and
                                                      Investment, Inc.
                                                   Corporate General Partner


Date     May 11, 2001                                /S/John Vishnevsky
                                                       John Vishnevsky
                                                     Chief Financial and
                                                     Accounting Officer



Date     May 11, 2001                               /S/Stephen P. Kotecki
                                                      Stephen P. Kotecki
                                                      President EC Corp
                                                   Corporate General Partner






SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



National Real Estate Limited Partnership
             Income Properties
                 (Registrant)




Date      May 11, 2001
              				  		John Vishnevsky
                                                      President and Chief
                                                    Operating and Executive
                                                     Officer
                                                    National Development and
                                                     Investment, Inc.
                                                    Corporate General Partner



Date       May 11 , 2001
                                                       John Vishnevsky
                                                      Chief Financial and
                                                       Accounting Officer



Date       May 11,  2001
                                                     Stephen P. Kotecki
                                                    President EC Corp
                                                    Corporate General Partner








4


12