Form 10QSB
period 2001-06-30
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES
filed 2001-08-14
CIK 759857

U. S. Securities and Exchange Commission

	Washington, DC 20549

	FORM 10-QSB
(Mark One)

(  X )	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X               No


NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES


INDEX



Page

 PART I. FINANCIAL INFORMATION

Balance Sheet (Unaudited) - June 30, 2001,
and December 31, 2000	2

Statement of Operations (Unaudited) - Three and six months
ended June 30, 2001, and 2000	3

Statement of Changes in Partners' Capital (Deficit)(Unaudited) -
Six months ended June 30, 2001, and 2000	4

Statement of Cash Flows (Unaudited) -
Six months ended June 30, 2001, and 2000	5

Notes to Financial Statements (Unaudited)	6-7

Management's Discussion and Analysis of Financial
Condition and Results of Operations	8-9


PART II. OTHER INFORMATION AND SIGNATURES

Item 1. Legal Proceedings	9-11

Item 2. Changes in Securities and Use of Proceeds      12

Item 3. Defaults Upon Senior Securities      12

Item 4. Submission of Matters to a Vote of Security Holders	12

Item 5. Other Information	12

Item 6. Exhibits and Reports on Form 8-K	12



PART I. FINANCIAL INFORMATION
NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES




(A Wisconsin Limited Partnership)
BALANCE SHEET
(Unaudited)














June 30, 2001


December 31, 2000


ASSETS

















Cash and cash equivalents


$200,817


$245,403


Escrow deposits and other assets


69,656


91,248


Investment properties, at cost








            Land


568,848


568,848


            Buildings and improvements


4,324,905


4,324,905














4,893,753


4,893,753











            Less accumulated depreciation


2,209,611


2,137,780














2,684,142


2,755,973














$2,954,615


$3,092,624












LIABILITIES AND PARTNERS' CAPITAL

















Liabilities:








            Accrued expenses and other liabilities


$56,994


$101,996


            Tenant security deposits


5,346


4,823


            Deferred rent


35,091


31,963


            Accrued interest payable to individual General Partner


93,649


75,650


            Note payable to individual General Partner (Note 5)


271,020


271,020














462,100


485,452









Partners' Capital (Deficit):








            General Partners


(165,359)


(161,919)


            Limited Partners
(authorized - 10,000 Interests; issued - 9,034.01 Interests)


2,679,545


2,790,762


  Less cost of 29.86 Limited Partner Interests held in Treasury


(21,671)


(21,671)





2,492,515


2,607,172









$2,954,615


$3,092,624
See notes to financial statements.








NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
(A Wisconsin Limited Partnership)
Statement of Operations
(Unaudited)







Three Months Ended
            June 30,



Six Months Ended
              June 30,






2001


2000

2001


2000


INCOME










            Operating income


$203,225


$199,983

$404,157

$405,186


            Total income


203,225


199,983

404,157

405,186













OPERATING EXPENSES










            Operating expenses


112,124


86,400

189,838

162,413


            Administrative expense

66,353


52,730

107,205

105,071

            Depreciation


35,916

35,450

71,831

71,908


            Interest expense


8,525


8,840

17,999

17,250


            Total expenses


222,918


183,420

386,873

356,642













Income (Loss) from Operations


(19,693)


16,563

17,284

48,544


Other Income:










            Interest income


3,109


6,929

7,298

17,372













            Net Income (Loss)


$(16,584)


$23,492

$24,582

$65,916













Net Income (Loss) attributable to
            General Partners (3%)


$(498)


$704

$737

$1,977


Net Income (Loss) attributable to
            Limited Partners (97%)

$(16,086)


$22,788

$23,845

$63,939


Per Limited Partnership
            Interests outstanding--9,004.15


$(1.79)


$2.53

              $2.65

$7.10
$





See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
(A Wisconsin Limited Partnership)
Statement of Changes in Partners' Capital (Deficit)
(Unaudited)
Six Months Ended June 30,







Limited
Partners


General
Partners


Interests Held in
Treasury



Total

June 30, 2001







Partners' Capital (Deficit), beginning of period

$2,790,762

$(161,919)

($21,671)

$2,607,172

Distributions

        (135,062)

 (4,177)



(139,239)

Net Income for the period

          23,845

             737



24,582


Partners' Capital (Deficit), end of period

$2,679,545

$(165,359)

$(21,671)

$2,492,515




June 30, 2000








Partners' Capital (Deficit), beginning of period

$3,472,815

$(140,824)

$(21,671)

     $3,310,320

Distributions

(531,245)

(16,431)



  (547,676)

Net Income for the period

           63,939

           1,977



          65,916

Partners' Capital (Deficit), end of period


$3,005,509

$(155,278)

$(21,671)

$2,828,560
See notes to financial statements.




NATIONAL REAL ESTATE LIMITED PARTNERSHIP
INCOME PROPERTIES
(A Wisconsin Limited Partnership)
Statement of Cash Flows
(Unaudited)
Six Months Ended June 30














2001


2000


Operating Activities








            Net income  for the period


$24,582


$65,916


Adjustments to reconcile net income to net cash provided by operating activities:








                         Depreciation


71,831


71,908











             Changes in operating assets and liabilities:








                         Escrow deposits and other assets


21,592


(76,312)


                         Deferred rent


3,128


7,577


                         Accrued expenses, other liabilities, and accrued interest


(27,003)


8,617


                         Tenant security deposits


523


420











          NET CASH PROVIDED BY OPERATING ACTIVITIES


94,653


78,126











Investing Activity:


0


0












Financing Activities:








           Distributions to partners

(139,239)


(547,676)











          DECREASE IN CASH


(44,586)


(469,550)











           Cash and cash equivalents at beginning of period


245,403


806,382











          CASH AND CASH EQUIVALENTS AT END OF PERIOD


$200,817


$336,832











See notes to financial statements.







NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
(A Wisconsin Limited Partnership)
Notes to Financial Statements
(Unaudited)
June 30, 2001

 1. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. These statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the National Real Estate Limited Partnership Income Properties annual report for the year ended December 31, 2000 (refer to the footnotes of those statements for additional details of the Partnership's financial condition). The operating results for the period ended June 30, 2001 may not be indicative of the operating results for the entire year.

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

3. National Realty Management, Inc. (NRMI): The Partnership incurred property management fees of $24,639 under an agreement with NRMI for the six month period ended June 30, 2001. The Partnership also incurred $16,684 in the first six months of 2001 for the reimbursement of accounting and administrative expenses incurred by NRMI on behalf of the Partnership.
 The Partnership subleases a portion of common area office space from NRMI under terms of a lease which expires on August 31, 2002. During the first six months of 2001, the Partnership incurred lease fees totaling $5,537, which represents the Partnership's prorated portion, based upon space occupied, of NRMI's monthly rental obligation.
4. National Development and Investment, Inc. (NDII): The Partnership incurred $77,626 for the reimbursement of administrative expenses incurred by NDII on behalf of the Partnership for the first six months of 2001.

5. As outlined in the prospectus, the General Partners agreed to make loans to the Partnership up to an aggregate of 3% of the gross proceeds of the offering to the extent necessary to provide distributions to the limited partners at annualized rates equal to 8% in 1985, 8.25% in 1986, and 8.5% in 1987. The loan will be repaid solely from sales proceeds, with compounding interest equal to the cost of funds or 12%, whichever is lower. As of June 30, 2001, interest totaling $93,649 had accrued.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
(A Wisconsin Limited Partnership)
Management's Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2001

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

Occupancy based upon net rentable square feet for the first six months of 2001 averaged 91.80% for Tucson Lock-It Lockers; 90.38% for Phoenix Lock-It Lockers; and 89.77% for Cave Creek Lock-It Lockers. This compares to an average of 89.60% for Tucson Lock-It Lockers; 90.79% for Phoenix Lock-It Lockers; and 91.36% for Cave Creek Lock-It Lockers during the same period in 2000.

Six Months Ended June 30, 2001 and 2000
Net income decreased $41,334 from $65,916 for the six months ended June 30, 2000 to $24,582 for the six months ended June 30, 2001, due to, in part, a $27,425 increase in operating expenses, and a $10,074 decrease in interest income.

The $27,425 increase in operating expenses is due to increased site personnel costs, increased real estate taxes for Phoenix Lock-it Lockers, and the timing of payments for advertising and insurance expenses.

The $10,074 decrease in interest income is due to a decrease in interest earned on the money market account, attributable to reduced interest rates and large cash distributions paid which reduced the account balance.

The decrease in cash during the first six months of 2001 totaled $44,586, compared to the decrease in cash during the first six months of 2000 of $469,550. This variance was due to a decrease of $408,437 in cash distributed in 2001 as compared to 2000, and a $97,904 increase in cash provided by escrow deposits and other assets, netted with a $35,620 decrease in cash provided by accrued expenses, other liabilities and accrued interest, and a $41,334 decrease in net income from 2000 to 2001.

The $97,904 increase in cash provided by escrow deposits and other assets is due to reductions in the salary escrow account for severance salaries paid in 2001 and funds subsequently released from escrow.

The $35,620 decrease in cash provided by accrued expenses, other liabilities and accrued interest is due to accrued accounts payable existing at December 31, 2000, paid in 2001.

Three Months Ended June 30, 2001 and 2000
Net income decreased $40,076 from $23,492 for the three months ended June 30, 2000 to $(16,584) for the three months ended June 30, 2001, due to, in part, a $25,724 increase in operating expenses, and a $13,623 increase in administrative expenses.

The $25,724 increase in operating expenses is due to increased site personnel costs, increased real estate taxes for Phoenix Lock-it-Lockers, and the timing of insurance expense payments.

The $13,623 increase in administrative expenses is attributable to increased personnel costs, and increased fees for legal services.


PART II. OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings

On May 25, 1999, the general partners for National Real Estate Investments 78-II Limited Partnership, National Real Estate Investments 78-IV Limited Partnership, National Real Estate Investments 79-I Limited Partnership, National Real Estate Investments 79-II Limited Partnership, National Real Estate Investments 79-III Limited Partnership, National Real Estate Investments 81-I Limited Partnership, National Real Estate Investments 82-I Limited Partnership, National Real Estate Investments 16 Limited Partnership, National Real Estate Investments 17 Limited Partnership, National Real Estate Limited Partnership Income Properties, National Real Estate Limited Partnership Income Properties-II, National Select Placement - XVI Limited Partnership, National Select Placement - XVIII Limited Partnership and National Select Placement - XX Limited Partnership (the "General Partners"), NDII, NRMI, EC, and other entities and individuals were named as defendants in a lawsuit in Waukesha County Circuit Court captioned as Paustenbach, et al. v. Vishnevsky, et al., Case No. 99-CV-1034 (the "Lawsuit"). The partnerships listed above in this paragraph (the "Partnerships") were not included in the original Lawsuit but were later added to the action as nominal defendants. The plaintiffs sought to have this action certified as a class action lawsuit. In the complaint, the plaintiffs alleged wrongdoing against the General Partners and their affiliates including NDII, NRMI and EC in connection with two basic areas. First, allegations involving various vote solicitations alleged by the plaintiffs to be an effort to perpetuate the Partnerships and avoid liquidation. Second, allegations involving the taking and use of Partnership funds and property, including excessive fees and unauthorized expenses. On March 14, 2000, the parties to the litigation, with the exception of the defendant Wolf & Company, entered into a Stipulation of Settlement.

Based upon the Stipulation, on April 27, 2000, the Circuit Court of Waukesha County held a hearing which certified the case as a class action and approved terms of a settlement. The more significant terms of the Stipulation of Settlement are as follows:

An independent marketing agent (the "Partnerships' Representative") was appointed to market and sell the Partnerships' investment properties
(the "Properties"). However, no offer to purchase any of the Properties will be accepted without first obtaining approval from a majority interest of the limited partners of the selling Partnership. Final distributions of the net proceeds received from sales of the Properties will be made in accordance with the terms of the limited partnership agreements and prospectuses, and upon providing 20-day notice to the plaintiffs' attorney. Net proceeds will first be applied to pay plaintiffs' counsels' legal fees, expenses and costs, with interest thereon. The Partnerships' Representative prepared Offering Memorandums for marketing the Properties. Letters of Intent have been signed by potential buyers on all of the Properties. In some cases, Purchase and Sale Agreements have been executed.

Interim distributions to limited partners will continue to be made in accordance with each of the limited partnership agreements. However, upon final approval of the Settlement, distributions were increased to the extent that sufficient reserves were established to support normal partnership operations and the wind-up of each Partnership's affairs upon the sale of its investment property. Any such additional distributions were made within 30 days of the final approval of the Settlement.

NRMI and the General Partners will continue to provide management and consulting services to the Partnerships and the Properties on the same terms and conditions currently provided under existing contracts until the Properties are sold and the Partnership entities are dissolved. NRMI will also be the listing broker for the sale of the Partnerships' Properties.


The plaintiffs' claims made against NRMI, the General Partners, and other related parties for excessive charging of expenses to the Partnerships will be settled through binding arbitration. Any such expenses disallowed through arbitration will be reimbursed to the Partnerships.

At the April 27, 2000 hearing, the lawsuit was certified as a non-opt out class action, in which all limited partners of the Partnerships (except the defendants) are required to be included in the settlement of this litigation. Furthermore, the Court ruled that plaintiffs' counsels' attorney fees would be equal to one-third of the difference between the secondary market value of the Partnerships interests and the total funds available for distribution to the limited partners after payment of all of the Partnerships' obligations. The Court allowed the defendants sixty days thereafter to present their evidence regarding secondary market value.

On June 20, 2000, the Court entered a judgment based upon its April 27th
decision.  Thereafter, on    July 21, 2000, the Court held a hearing on
the plaintiffs' Motion for Enforcement of the Court Approved Settlement and in Support of Sanctions. The outcome of the hearing was that the Court granted sanctions totaling $437,000.00 against the defendants including NDII, NRMI, EC and their counsel for delaying the appointment of the Partnerships' Representative and the arbitrators. The Court took under advisement the remaining open issue regarding the secondary market value for computing the plaintiffs' counsels' attorney fees until the arbitration proceedings are completed and the Properties are sold. A Motion for Reconsideration of the sanctions was filed with the Court and was denied on September 25, 2000. The defendants filed a motion with the Court to stay payment of the sanctions pending appeal. That motion was also denied.

On August 2, 2000, the defendants, including the Corporation, filed an appeal from that portion of the judgment determining the method for computing the plaintiffs' counsels' attorney fees. On October 10, 2000, the defendants, including the Corporation, filed a second appeal from the order granting the sanctions. A motion to consolidate the two appeals was granted. All briefing has been completed.


The arbitration panel has been selected. The arbitration is tentatively set for hearing the weeks of February 11, and 18, 2002. A scheduling order will be set by the chief arbitrator on August 23, 2001. Based on the events to date, it is not possible to determine the final outcome of the litigation, or the amount of any potential monetary impact on the NDII Affiliates.


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



National Real Estate Limited Partnership
Income Properties
                  (Registrant)




Date _______ /S/John Vishnevsky
  	   John Vishnevsky
President and Chief Operating and
Executive Officer
National Development and Investment, Inc.
Corporate General Partner


Date         /S/John Vishnevsky
             John Vishnevsky
Chief Financial and Accounting Officer



Date         /S/Stephen P. Kotecki
             Stephen P. Kotecki
President
EC Corp
Corporate General Partner






SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



National Real Estate Limited Partnership
Income Properties
                 (Registrant)




Date
John Vishnevsky
President and Chief Operating and
Executive Officer
National Development and Investment, Inc.
Corporate General Partner



Date
           	John Vishnevsky
Chief Financial and Accounting Officer



Date
Stephen P. Kotecki
President
EC Corp
Corporate General Partner







12


13