Form 10QSB
period 2001-09-30
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES
filed 2001-11-20
CIK 759857

U. S. Securities and Exchange Commission

	Washington, DC 20549

	FORM 10-QSB
(Mark One)

(  X )	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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


INDEX



Page

 PART I. FINANCIAL INFORMATION

Balance Sheet (Unaudited) - September 30, 2001,
and December 31, 2000	2

Statement of Operations (Unaudited) - Three and nine months
ended September 30, 2001, and 2000	3

Statement of Changes in Partners' Capital (Deficit)(Unaudited) -
Nine months ended September 30, 2001, and 2000	4

Statement of Cash Flows (Unaudited) -
Nine months ended September 30, 2001, and 2000	5

Notes to Financial Statements (Unaudited)	6-7

 	Management's Discussion and Analysis of Financial
Condition and Results of Operations	8-9


PART II. OTHER INFORMATION AND SIGNATURES

Item 1. Legal Proceedings	9-11

Item 2. Changes in Securities and Use of Proceeds	12

Item 3. Defaults Upon Senior Securities	12

Item 4. Submission of Matters to a Vote of Security Holders	12

Item 5. Other Information	12

Item 6. Exhibits and Reports on Form 8-K	12



PART I. FINANCIAL INFORMATION
NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES




(A Wisconsin Limited Partnership)
BALANCE SHEET
(Unaudited)














September 30,
2001


December 31, 2000


ASSETS

















Cash and cash equivalents


$277,264


$245,403


Escrow deposits and other  assets


69,978


91,248


Investment properties, at cost








            Land


568,848


568,848


            Buildings and improvements


4,324,905


4,324,905














4,893,753


4,893,753











            Less accumulated depreciation


2,245,527


2,137,780














2,648,226


2,755,973














$2,995,468


$3,092,624












LIABILITIES AND PARTNERS' CAPITAL

















Liabilities:








            Accrued expenses and other liabilities


$84,518


$101,996


            Tenant security deposits


5,010


4,823


            Deferred rent


34,145


31,963


            Accrued interest payable to individual General Partner


101,608


75,650


            Note payable to individual General Partner (Note 5)


271,020


271,020














496,301


485,452









Partners' Capital (Deficit):








            General Partners


 (165,159)


(161,919)


            Limited Partners
                  (authorized - 10,000 Interests; issued - 9,034.01
                   Interests)


2,685,997


2,790,762


       Less cost of 29.86 Limited Partner Interests held in Treasury


(21,671)


(21,671)





2,499,167


2,607,172









$2,995,468


$3,092,624
See notes to financial statements.








NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
(A Wisconsin Limited Partnership)
Statement of Operations
(Unaudited)







Three Months Ended
            September 30,



Nine Months Ended
              September 30,






2001


2000

2001


2000


INCOME










            Operating income


$187,410


$198,668

$591,567

$603,854


            Total income


187,410


198,668

591,567

603,854













OPERATING EXPENSES










            Operating expenses


88,041


100,333

277,879

262,746


            Administrative expense

52,432


65,362

159,637

170,434

            Depreciation


35,916

35,954

107,747

107,861


            Interest expense


7,959


9,503

25,958

26,753


            Total expenses


184,348


211,152

571,221

567,794













Income (Loss) from Operations


3,062


(12,484)

20,346

36,060


Other Income:










            Interest income


3,590


6,713

10,888

24,085













            Net Income (Loss)


$6,652


$(5,771)

$31,234

$60,145













Net Income (Loss) attributable to
            General Partners (3%)


$200


$(173)

$937

$1,804


Net Income (Loss) attributable to
            Limited Partners (97%)

$6,452


$(5,598)

$30,297

$58,341


Per Limited Partnership
            Interests outstanding--9,004.15


$.72


$(.62)

              $3.36

$6.48
$





See notes to financial statements.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
(A Wisconsin Limited Partnership)
Statement of Changes in Partners' Capital (Deficit)
(Unaudited)
Nine Months Ended September 30,







Limited
Partners


General
Partners


Interests Held in
Treasury



Total

September 30, 2001







Partners' Capital (Deficit), beginning of period

$2,790,762

$(161,919)

($21,671)

$2,607,172

Distributions

        (135,062)

 (4,177)



(139,239)

Net Income for the period

          30,297

             937



31,234


Partners' Capital (Deficit), end of period

$2,685,997

$(165,159)

$(21,671)

$2,499,167




September 30, 2000








Partners' Capital (Deficit), beginning of period

$3,472,815

$(140,824)

$(21,671)

     $3,310,320

Distributions

(621,288)

(19,215)



  (640,503)

Net Income for the period

           58,341

           1,804



          60,145

Partners' Capital (Deficit), end of period


$2,909,868

$(158,235)

$(21,671)

$2,729,962
See notes to financial statements.




NATIONAL REAL ESTATE LIMITED PARTNERSHIP
INCOME PROPERTIES
(A Wisconsin Limited Partnership)
Statement of Cash Flows
(Unaudited)
Nine Months Ended September 30














2001


2000


Operating Activities








            Net income  for the period


$31,234


$60,145


        Adjustments to reconcile net income to net cash provided by operating activities:








                         Depreciation


107,747


107,861











             Changes in operating assets and liabilities:








                         Escrow deposits and other assets


21,270


(79,729)


                         Deferred rent


2,182


(1,819)


                    Accrued expenses, other liabilities, and accrued
                                              interest


8,480


19,501


                         Tenant security deposits


187


420











          NET CASH PROVIDED BY OPERATING ACTIVITIES


171,100


106,379











Investing Activity:


0


0












Financing Activities:








           Distributions to partners

(139,239)


(640,503)











          INCREASE/DECREASE IN CASH


31,861


(534,124)











           Cash and cash equivalents at beginning of period


245,403


806,382











          CASH AND CASH EQUIVALENTS AT END OF PERIOD


$277,264


$272,258











See notes to financial statements.







NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
(A Wisconsin Limited Partnership)
Notes to Financial Statements
(Unaudited)
September 30, 2001

 1.	In the opinion of the General Partners, the accompanying
  unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation. These statements, which do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, should be read in conjunction with the
        National Real Estate Limited Partnership Income Properties
         annual report for the year ended December 31, 2000
          (please refer to the footnotes of those statements for
           additional details of the Partnership's financial
            condition). The operating results for the period ended
             September 30, 2001 may not be indicative of the
              operating results for the entire year.

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

3.	National Realty Management, Inc. (NRMI): The Partnership
 incurred property management fees of $34,969 under an agreement with NRMI for the nine month period ended September 30, 2001.
   The Partnership also incurred $27,280 in the first nine months of 2001 for the reimbursement of accounting and administrative expenses incurred by NRMI on behalf of the Partnership.

The Partnership subleases a portion of common area office space from
 NRMI under terms of a lease, which expires on August 31, 2002.
  During the first nine months of 2001, the Partnership incurred lease fees totaling $8,305 which represents the Partnership's prorated portion, based upon space occupied, of NRMI's monthly rental obligation.

4. National Development and Investment, Inc. (NDII): The Partnership incurred $113,119 for the reimbursement of administrative expenses incurred by NDII on behalf of the Partnership for the first nine months of 2001.  Effective October 1, 2001, all expenses
    previously incurred by NDII on behalf of the Partnership will be incurred by NRMI, due to the dissolution of NDII as of that date.

5.	As outlined in the prospectus, the General Partners
 agreed to make loans to the Partnership up to an aggregate of 3%
  of the gross proceeds of the offering to the extent necessary to provide distributions to the limited partners at annualized rates equal to 8% in 1985, 8.25% in 1986, and 8.5% in 1987.
      The loan will be repaid solely from sales proceeds, with
       compounding interest equal to the cost of funds or 12%,
        whichever is lower.  As of September 30, 2001, interest
         totaling $101,608 had accrued.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
(A Wisconsin Limited Partnership)
Management's Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2001

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

Occupancy based upon net rentable square feet for the first nine months of 2001 averaged 91.45% for Tucson Lock-It Lockers; 88.52%
  for Phoenix Lock-It Lockers; and 88.94% for Cave Creek Lock-It
   Lockers.  This compares to an average of 91.0% for Tucson Lock-It
    Lockers; 90.68% for Phoenix Lock-It Lockers; and 90.55% for Cave
     Creek Lock-It Lockers during the same period in 2000.

Nine Months Ended September 30, 2001 and 2000
Net income decreased $28,911 from $60,145 for the nine months ended
 September 30, 2000 to $31,234 for the nine months ended September
  30, 2001, due to, in part, a $15,133 increase in operating expenses, and a $13,197 decrease in interest income.

The $15,133 increase in operating expenses is due to increased personnel costs and increased real estate taxes for Phoenix Lock-it
  Lockers.

The $13,197 decrease in interest income is due to a decrease in interest earned on the money market account, attributable to reduced interest rates and large cash distributions paid which reduced the account balance.

The increase in cash during the first nine months of 2001 was
 $31,861, compared to the decrease in cash during the first nine months of 2000 of $534,124. This variance was due to a decrease of $501,264 in cash distributed in 2001 as compared to 2000, and a $100,999 increase in cash provided by escrow deposits and other assets, netted with a $11,021 decrease in cash
      provided by accrued expenses, other liabilities and accrued interest, and a $28,911 decrease in net income from 2000 to 2001.

The $100,999 increase in cash provided by escrow deposits and other assets is due to reductions in the salary escrow account for severance salaries paid in 2001, and funds subsequently released from escrow.

The $11,021 decrease in cash provided by accrued expenses, other liabilities and accrued interest is due to accrued liabilities existing at December 31, 2000, paid in 2001.

Three Months Ended September 30, 2001 and 2000
Net income increased $12,423 from $(5,771) for the three months ended September 30, 2000 to $6,652 for the three months ended
  September 30, 2001, due to, in part, a $12,930 decrease in administrative expenses, and a $12,292 decrease in operating expenses, netted with a $11,258 decrease in operating income.

The $12,930 decrease in administrative expenses is primarily due to a decrease in legal expenses.

The $12,292 decrease in operating expenses is primarily due to the timing of payments for advertising services.

The $11,258 decrease in operating income is attributable to
 increased tenant abatements/concessions at all three Lockers properties.


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

An independent marketing agent (the "Partnerships' Representative")
 was appointed to market and sell the Partnerships' investment properties (the "Properties").  However, no offer to purchase any of the Properties will be accepted without first obtaining approval from a majority interest of the limited partners of the selling Partnership.  Final distributions of the net
      proceeds received from sales of the Properties will be made in accordance with the terms of the limited partnership
        agreements and prospectuses, and upon providing 20-day
         notice to the plaintiffs' attorney.  Net proceeds will
          first be applied to pay plaintiffs' counsels' legal fees,
           expenses and costs, with interest thereon.  The
            Partnerships' Representative prepared Offering
             Memorandums for marketing the Properties. Letters of
              Intent have been signed by potential buyers on all of
               the Properties. In most cases, Purchase and Sale
                Agreements have been executed.

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

On October 24, 2001, the Court of Appeals rendered its decision with respect to both appeals.  The Court affirmed the lower court ruling respecting the determination of the attorneys fees, but reversed the Order imposing the sanctions for delay in
    implementing the Settlement Agreement based upon the lower court's erroneous view of the effective date of the settlement stipulation

The arbitration panel has been selected. The arbitration is
 tentatively set for hearing the weeks of February 11, and 18,
  2002. A scheduling order has been set by the chief arbitrator.
   Based on the events to date, it is not possible to determine the final outcome of the litigation, or the amount of any potential monetary impact on the NDII Affiliates.






Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

None

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its.
  behalf by the undersigned thereunto duly authorized.



National Real Estate Limited Partnership

                                               Income Properties
                  (Registrant)




Date                ___       	        ____
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







1


14