Form 10KSB
period 2001-12-31
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES
filed 2002-06-20
CIK 759857

SECURITIES AND EXCHANGE COMMISSION
	Washington, DC  20549

	FORM 10-KSB
(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
	THE SECURITIES EXCHANGE ACT of 1934
	For the fiscal year ended December 31, 2001

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

(262) 695-1400
(Issuer=s Telephone Number, Including Area Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form to the best of registrant=s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
 10-KSB or any amendment to this Form 10-KSB. [x]

Issuer=s total gross rental revenues for its most recent fiscal year ended December 31, 2001, were $ 743,909.


State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of December 31, 2001: indeterminate value as there is no market.*

*For purposes of this disclosure only.

The number of Limited Partnership interests outstanding as of December 31, 2001: 9,004.15

	DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to Partners for the year ended
December 31, 2001 are incorporated by reference into Parts I and II.


	TABLE OF CONTENTS


Item No.	 Page No.

	PART I

	1.	Description of Business	 3

	2.	Description of Properties	3

	3.	Legal Proceedings	3

	4.	Submission of Matters to a Vote of Security
 Holders	3


	PART II

	5.	Market for Partnership's Securities and Related
		Security Holder Matters	4

	6.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	5

	7.	Financial Statements	5

	8.	Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure	5

	PART III

	9.	Directors, Executive Officers, Promoters, and Control
Persons; Compliance with Section 16(a) of the
Exchange Act 	6

	10.	Executive Compensation	9

	11.	Security Ownership of Certain Beneficial Owners and
		Management	10

	12.	Certain Relationships and Related Transactions	10


	13.	Exhibits, List, and Reports on Form 8-K	10




	PART I


Item 1. 	Description of Business

ABusiness@ on pages 1, through 3 of the Partnership's annual report to Partners for the year ended December 31, 2001 is incorporated herein by reference.


Item 2. 	Description of Properties

AProperties@ on pages 3 and 4 of the Partnership's annual report to Partners for the year ended December 31, 2001, is incorporated herein by reference.


Item 3. 	Legal Proceedings

ALegal Proceedings@ on pages 4 through 5 of the Partnership's annual report to Partners for the year ended December 31, 2001, is incorporated herein by reference.


Item 4. 	Submission of Matters to a Vote of Security Holders

	None




	PART II


Item 5.	Market for the Partnership's Securities and Related
 Security Holder Matters

a) Market Information

The Partnership has two classes of equity securities: General
 Partners Interests and Limited Partners Interests. The General Partnership Interests are held by the General Partners of the
 Partnership. As of December 18, 1986, the Partnership concluded its offering of Limited Partnership Interests (AInterests@)
and 9,034.01 Interests had been sold to the public at a price of $1,000 per Interest. Management is not aware of any public trading market for the Interests. The Partnership does provide a repurchase pool whereby the limited partners may offer to sell their Interests to the Partnership at a specified price. Offers to sell are accepted semi-annually if they meet the criteria established by the General Partners. As of December 31, 2001,
 29.86 Interests have been repurchased and are held in Treasury.

b) Security Holders

Number of Record Holders		   Number of Interests
 Title of Class 	(as of December 31, 2001)		(as of
 December 31, 2001)

Limited Partner-
 ship Interests		   1,127				   9,004.15

c) Dividends or Similar Distributions

Cash distributions to Limited Partners depend upon attaining and thereafter maintaining operating income and expenses of the
 Partnership at levels permitting distributions. Distributions of cash, if any, will be made from: (i) Cash Available for
 Distribution; (ii) cash from property sales; and (iii) cash from Partnership reserve accounts.

ACash Available for Distribution@ is defined in the Partnership Agreement to include Cash Flow from the Partnership less amounts set aside for Reserves plus, through 1987, the amount of any General Partner Loan for such period. ACash Flow@ is defined as the Partnership's cash funds provided from operations and Reserves, including lease payments on net leases from builders and sellers, without deductions for depreciation, but after deducting cash funds used to pay all Operating Expenses, deferred fees, other expenses, debt payments, capital improvements and replacements.
 Mr. Vishnevsky, as Individual General Partner, was required to loan funds to the Partnership quarterly to the extent necessary to make Cash Available for Distribution to Limited Partners equal to 8% in 1985, 8.25% in 1986, and 8.5% in 1987, up to a maximum loan of 3% of the gross proceeds of the offering. Through December
 31, 2001, the Individual General Partner loaned $271,020 to the Partnership under this commitment, which is the maximum amount under the commitment. This commitment expired December 31, 1987. The Individual General Partner shall be repaid with interest equal to 12%
 or the prime rate plus two percentage points, whichever is lower, solely from sale proceeds. The Partnership continued cash distributions in 2001 with an aggregate of $135,062 and $4,177 to its Limited Partners and General Partners, respectively. Distributions for
2001 were at a rate that equaled 1.5% on the Limited Partners'
 original capital investment. The General Partners anticipate that the Partnership will continue to make cash distributions to its Limited Partners in 2002, including a final liquidating distribution, though the level of such cash distributions will be dependent upon the results of property operations and amounts realized from property sales. There can be no assurance as to the amounts, if any, that may be distributed.


Cash Available for Distribution, as defined in the Agreement
, will be distributed 97% to the Limited Partners and 3% to the
 General Partners. After the repayment of any General Partner
Loans, cash from property sales will be distributed as follows:
 (1) 97% to the Limited Partners and 3% to the General Partners until the Limited Partners have received (A) 100% of their initial capital investment and (B) cumulative, non-compounded distributions of sales proceeds, in excess of the amount required in (A), and
Cash Available for Distribution equal to 6% per annum on their initial capital investment, with the 3% payable to the General Partners subordinated to payment of the amounts in (A) and (B) to the Limited Partners; (2) to an affiliate of the General Partners, an amount equal to its subordinated real estate commission (up to
 3% of the aggregate selling price of all properties); and (3) the balance, if any, 88% to the Limited Partners and 12% to the General
Partners, with such payments to the General Partners subordinated to a total return to the Limited Partners of (A) 100% of their initial capital investment plus (B) a cumulative preference of 10% per annum on their initial capital investment.

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
 and Results of Operations

AManagement's Discussion and Analysis of Financial Condition and
Results of Operations@ on pages 6 through 8 of the Partnership's annual report to Partners for the year ended December 31, 2001, is incorporated herein by reference.


Item 7. 	Financial Statements

The financial statements included on pages 11 through 15 of the Partnership's annual report to Partners for the year ended December
 31, 2001, are incorporated herein by reference.


Item 8. 	Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

There were no disagreements with Kerber, Eck and Braeckel LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.



	PART III


Item 9. 	Directors, Executive Officers, Promoters and Control
Persons; Compliance with
Section 16(a) of the Exchange Act

(a-b) Directors and Executive Officers

The Partnership has no directors or officers. The General
 Partners of the Partnership are John Vishnevsky and EC Corp., a Wisconsin corporation of which Stephen P. Kotecki is the sole stockholder. John Vishnevsky has been a General Partner of the Partnership since its inception. EC Corp. became a general partner on June 20, 1991. National Development and Investment,
 Inc. ("NDII"), a former Wisconsin corporation of which Mr. Vishnevsky was the sold shareholder, had been a General Partner of the Partnership from the Partnership's inception, until NDII's dissolution effective October 1, 2001. The address of both General Partners is 1155 Quail
 Court, Pewaukee, Wisconsin 53072-3703. The phone number for John Vishnevsky is (262) 691-3122. The phone number for EC Corp. is
 (262) 695-1400.

The General Partners manage and control the affairs of the
 Partnership and have responsibility and ultimate authority in all matters affecting its business. The names of the directors and executive officers of EC Corp. are as follows:

Term
       Name
 Office               		Held Office(since)

EC Corp.:
  	Stephen P. Kotecki	President, Treasurer, Director
			10/30/92
  		Thomas Rielly		Vice President, Secretary,
Director			12/17/92


Officers of the corporation are elected annually by its Boards of Directors. There is no arrangement or understanding between or among any of said directors or officers and any other person pursuant to which such individual was selected as a director or officer.


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

There are two other organizations which are or were affiliated with the individual or corporate General Partner whose services are utilized by the Partnership: National Realty Management, Inc. (ANRMI@), which provides property and partnership management, real estate acquisition, and real estate brokerage services, and The
John Vishnevsky Company (AJVCO@), which has provided consulting services in the areas of real estate investments, joint ventures, financing, systems, accounting, and internal controls.

	RELATIONSHIP OF GENERAL PARTNERS
	AND THEIR AFFILIATES


The following diagram shows the relationship of the Partnership to various affiliates:






NATIONAL REAL ESTATE LIMITED
PARTNERSHIP INCOME PROPERTIES








 (1)






EC CORP
Corporate General Partner



JOHN VISHNEVSKY
Individual General Partner
















100%



(2)

100%



JOHN VISHNEVSKY COMPANY
Financial and Real Estate Consulting and Services







NATIONAL REALTY MANAGEMENT, INC.

Partnership and Property Management Acquisition & Brokerage



(1)	The outstanding stock of EC Corp. is held by Mr.
Stephen P. Kotecki (100%).

(2)	Until February 6, 1998, the outstanding stock of
NRMI was held by Mr. Edward Carow (51%), Ms. Anastasia
Vishnevsky, Mr. John Vishnevsky=s daughter, (25%), and
Mr. Jeffrey Wussow (24%).
Since February 6, 1998, the outstanding stock is owned
100% by John Vishnevsky.


(d) Business Experience

The experience of the officers and directors of the corporate General Partner and of Mr. Vishnevsky includes the following:


John Vishnevsky Sole Shareholder of National Realty
 Management, Inc. is a graduate of Marquette University.
For over 40 years he has been involved in real estate related activities such as land development, residential, apartment, and commercial construction, property management, and the structuring of limited partnerships. Mr. Vishnevsky has directed companies that have developed or constructed projects with a current market value of over $100 million. He, corporate entities he controls, or both, act as general partner for all NRMI limited partnerships. These partnerships have sold in excess of $160 million of limited partnership interests. Mr. Vishnevsky is licensed as a real estate broker. He has lectured frequently and taught courses in real estate at the University of Wisconsin-Milwaukee. He has appeared as a guest on television and radio programs related to real estate investments. Mr. Vishnevsky is author of the following books: The Art of Financial Independence, The Phantom Yield of Real Estate Investment, The Great Real
 Estate Disaster... The Great Real Estate Opportunity, Getting to Know You, Releasing Your Creativity, Principles and Don=t
Feed the Crocodiles.

Stephen P. Kotecki President, Treasurer, and Director of EC Corp. , is a general securities registered representative, multi-line licensed insurance agent and entrepreneur. He is the sole stockholder of EC Corp. Mr. Kotecki holds a Bachelor of Science Degree with a major in Political Science from the University of Wisconsin-Whitewater, and a Master of Science
 Degree in Urban Affairs from the University of Wisconsin-Milwaukee. Mr. Kotecki directed research for the American
 Federation of State, County and Municipal Employees'
 District Council in Milwaukee County for over four years.
Mr. Kotecki further has experience as a Regional Criminal
Justice Planner and as a Housing Evaluation Specialist. As a college instructor Mr. Kotecki lectured courses in Business and Industrial Relations, Marketing and Investments for over three years.

Thomas P. Rielly Vice President, Secretary and Director of
 EC Corp., is a licensed general securities principal and a financial and operations principal. Mr. Rielly has been an active participant in the financial services industry for over 25 years. His diverse financial services experience
 includes professional assignments in the areas of venture capital, business planning and venture formation, investment banking, asset management and securities placement. Mr. Rielly has been associated with Mr. Vishnevsky and related companies for over 13 years.

Other personnel of the General Partners, affiliates, or other entities who were significantly involved in the Partnership' s affairs include the following:

Joan Jenstead Director of Property Operations, has been involved in the management of over ten thousand apartment units in addition to commercial and condominium management nationwide.
 She is a Certified Property Manager and a licensed Wisconsin real estate broker. Ms. Jenstead attended the University o
f North Dakota, majoring in Business. In 1984, she was responsible for the recognition of NRMI as an Accredited Management Organization (AMO) by the Institute of Real Estate Management,
 (IREM). In 1988, she served as President of the local chapter of the Institute of Real Estate Management. She is also a member of the national faculty of IREM, a past faculty member of the Milwaukee Area Technical College, a nd a past President of the Board of Directors for the s tate of Wisconsin Technical College Trustee Association.
In 1990, Ms. Jenstead was recognized for her accomplishments in higher education in AProfiles in Success@ published by the National Center for Higher Education. In 1994 she was elected a director on the National Board of the Association of Community College Trustees. In 2000 The
Wisconsin Trustee Association recognized Ms. Jenstead's community college service with a Lifetime Membership
Award to the National Association.


John Vishnevsky is or was the Individual General Partner of National Real Estate Limited Partnership-II
 (NRELP-II), National Real Estate Limited Partnership-III (NRELP-III), National Real Estate Limited Partnership-IV (NRELP-IV), National Real Estate Limited Partnership-V
(NRELP-V), National Real Estate Limited Partnership-VI (NRELP-VI), National Real Estate Limited Partnership
 Income Properties-II (NRELP-IP-II) and the Partnership, among others. NDII was the corporate general partner of NRELP-IV, NRELP-V, NRELP-VI, NRELP-IP-II, and the Partnership,
among others. EC Corp. is or was the corporate general partner of NRELP-VI, NRELP-IP-II and the Partnership, among others.

Section 16(a) Beneficial Ownership Reporting Compliance

To the best of management=s knowledge, there are no violations of this requirement.






Item 10. 	Executive Compensation

As stated above, the Partnership has no officers or directors. The officers and directors of the Corporate General Partner receives no current or proposed direct remuneration in such capacities, pursuant to any standard arrangement or otherwise, from either the Corporate General Partner or from the Partnership.

Pursuant to the terms of the Limited Partnership
Agreement, net profits and losses from operations and Cash Available for Distribution are allocated
 97% to the Limited Partners and 3% to the General
 Partners. For such 3% interest, the General Partners contributed $6,000 to the Partnership. For the fiscal period ended December 31, 2001, this interest resulted in net taxable income to the Individual General Partner in the amount of approximately $1,210. Cash distributions of $4,177 were made to the Individual General Partner in 2001.

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

The General Partners are general partners for other limited partnerships which have invested in real estate. The Partnership reimburses affiliates of the General Partner for the actual cost of goods and materials used by or for the Partnership in the course of performing the general functions of the Partnership. These general functions include certain management, accounting and other expenses.
 National Realty Management, Inc. provides property management, partnership management, accounting, and administrative services that are charged to the Partnership.

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
Sturgeon Bay, WI 54235


(b) By virtue of its organization as a limited partnership, the Partnership has no officers or directors. The General Partners are responsible for management of the Partnership, subject to certain limited democracy rights of the Limited Partners described in the Limited Partnership Agreement.
Persons or entities performing functions similar to those
 of officers and directors of the Partnership, beneficially own, in the aggregate, the following Interests of the Partnership as of December 31, 2001:


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

Neither the General Partners nor their affiliates were indebted to the Partnership during the year ended December 31, 2001.

There were no transactions with management other than the Partnership's transactions with the General Partners and affiliates, as described in this report at Items 9 and 10.


Item 13. 	Exhibits, List, and Reports on Form 8-K

(A)	Exhibits

See attached exhibit list which is incorporated by reference.



(B)	Reports on Form 8-K for the Quarter ended December 31, 2001

None


(C)	Exhibits
3(a)	Limited Partnership Agreement. Incorporated by reference
from Prospectus previously filed with Registration Statement 2-95072 on Form S-11 effective January 31, 1985.
3(b)	Certificate of Limited Partnership. Incorporated by reference from Exhibit 3B of the Registration Statement 2-95072 on Form
S-11 filed December 20, 1984.
4	Subscription Agreement Evidencing Ownership of a Partnership
Interest. Incorporated by reference from Registration Statement
 2-95072 on Form S-11 effective January 31, 1985.
10(a)	Consulting Fee Agreement between the Partnership and NDII
dated January 31, 1985. Incorporated by reference from 1985 10-K filed March 28, 1986.
10(b)	Acquisition Agreement between the Partnership and NDII
 dated January 31, 1985. Incorporated by reference from 1985
 10-K filed March 28, 1986.
10(c)	Organization Expense Agreement between the Partnership
and NDII dated January 31, 1985. Incorporated by reference from
 1985 10-K filed March 28, 1986.
10(d)	Contracts for Acquisition of AssetsC
(1)	With respect to Lock-It Lockers Mini-Warehouse, Tucson,
Arizona: Incorporated by reference from Exhibit 2-1 to current report on Form 8-K dated May 7, 1985; July 9, 1985; August 9,
1985; and September 13, 1985.
(2)	With respect to Lock-It Lockers Mini-Warehouse, Phoenix,
 Arizona: Incorporated by reference from Exhibit 2-1 to periodic report on Form 8-K dated January 1, 1986; February 1, 1986; and
 April 2, 1986.
(3)	With respect to Cave Creek Mini-Warehouses, Phoenix,
Arizona: Incorporated by reference Exhibit 2-1 to periodic
report on Form 8-K dated April 30, 1987.
(4)	With respect to Northridge Commons Shopping Center,
Milwaukee, Wisconsin: Incorporated by reference Exhibit 2-1
to periodic report on Form 8-K dated May 28, 1987.
10(e)	Escrow Agreement dated January 31, 1985. Incorporated
by reference from Exhibit 10 to Amendment No. 1 to Registration
 Statement 2-95072 effective January 31, 1985.
10(f)	Management Consulting Delegation of Duties Agreement between
 General Partners and NRMI dated May 28, 1991. Incorporated by reference from the 1991 10-K filed March 27, 1992.
10(g)	Co-General Partner Agreement dated June 20, 1991. Incorporated by reference from Exhibit 5-1 to current report on 8-K dated
 July 26, 1991.
10(h)	Property Management Agreement between the Partnership
and NRMI dated November 1, 1995. Incorporated by reference
herein. (See 12-31-98 Form 10K SB)
10(i)	Sublease Agreement between the Partnership and NRMI
dated February 1, 1998. Incorporated by reference herein.
(See 12-31-98 Form 10K SB)
*13	National Real Estate Limited Partnership Income
Properties 2001 Annual Report to Partners is included
 as an exhibit hereto for those portions of such annual report specifically incorporated by reference elsewhere herein.

  (D)		Financial Statement Schedules

            *	Filed with this Report.



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange
 Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
	(Registrant)

Dated: March_31,_2002__    			By:        /S/
 John Vishnevsky
John Vishnevsky
Individual General Partner




Dated: March_31,_2002_      			By:        /S/
John Vishnevsky
John Vishnevsky
Individual General Partner





In accordance with the Exchange Act, this report has been
 signed below by the following persons on behalf of the Registrant and in the capacities* and on the dates indicated:




  /S/ Stephen P. Kotecki  			President,
Treasurer and	  _March 31, 2002
Stephen P. Kotecki			Director
		(dated)
EC Corp.




  /S/ Thomas Rielly    __  			Vice President,
Secretary	  _March 31, 2002
Thomas Rielly				and Director
			(dated)
EC Corp






* The indicated positions are held in the Corporate General
 Partner of the Registrant.









	SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
	(Registrant)

Dated: 	March 31, 2002		By:
							John Vishnevsky
							Individual General
 Partner




Dated: 	March 31, 2002		By:
							John Vishnevsky
							Individual General
 Partner





In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities* and on the dates indicated:




President, Treasurer and	______March 31, 2002____
Stephen P. Kotecki		Director
		(dated)
EC Corp.




Vice President, Secretary	______March 31, 2002____
Thomas Rielly			and Director
	(dated)
EC Corp






* The indicated positions are held in the Corporate General
 Partner of the Registrant.



	EXHIBIT 13

	NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES


Business

The Registrant, National Real Estate Limited Partnership
 Income Properties (the APartnership@), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate and an Agreement of Limited Partnership, each dated December 18, 1984. As of December 31, 2001, the
 Partnership consisted of an Individual and a Corporate General
 Partner and 1,124 Limited Partners owning 9,004.15 limited partnership interests (the AInterests@) acquired at a public offering price of $1,000 per Interest ($9,024,556 net of affiliate discounts). The Interests were sold commencing January 31, 1985, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #2-95072) as amended. The offering of Interests was concluded on December 18, 1986. The
Individual General Partner is John Vishnevsky and the Corporate
 General Partner is EC Corp., a Wisconsin corporation. National Development and Investment, Inc. (NDII), a former Wisconsin corporation of which Mr. Vishnevsky was the sole shareholder, had been a General
Partner of the Partnership from the Partnership's inception, until dissolution effective October 1, 2001. All management decisions are the responsibility of the General Partners.

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

The Partnership is in the process of sale and disposition of all of its property holdings, at which time the Partnership will commence to liquidate its operations as soon as feasibly possible, depending upon, among other factors, federal income tax consequences to its limited partners and approval of a majority of limited partnership interests.
  Liquidation is expected to occur in 2002.

The Partnership owned and operated three investment properties in 2001. During the fiscal year ended December 31, 1985, the Partnership acquired Lock-It Lockers Mini-Warehouse, a self storage mini-warehouse rental complex located in Tucson, Arizona (ATucson Lock-It Lockers@). Tucson
 Lock-It Lockers was acquired in four separate Parcels as follows: Parcel
 I (21,670 net rentable square feet) effective May 1, 1985; Parcel II (15,575 net rentable square feet) effective July 1, 1985; Parcel III
 (6,845 net rentable square feet) effective August 1, 1985; and Parcel
IV (5,795 net rentable square feet) effective September 1, 1985. In 1986, the Partnership continued its investment in properties by acquiring an additional Lock-It Lockers Mini-Warehouse located in Phoenix, Arizona (APhoenix Lock-It Lockers@), in three separate parcels, as follows:
Parcel I (18,600 net rentable square feet) effective January 1, 1986;
Parcel II (17,625 net rentable square feet) effective February 1, 1986
; and Parcel III (22,541 net rentable square feet including 8,000 net rentable square feet for recreational vehicle storage) effective April
 1, 1986. The Partnership completed its investment in properties during the fiscal year ended December 31, 1987, when it purchased the following two investment properties: a parcel of land containing one building plus part of a second building out of a total of five buildings of Cave Creek Mini Warehouses in Phoenix, Arizona, and Northridge Commons Shopping Center,
 a community shopping center located in Milwaukee, Wisconsin; however, Northridge Commons was sold December 15, 1999. These properties, with the exception of Northridge Commons, are described more fully in this report in Properties. Cave Creek was managed by Enterprise Growth Group (AEGG@) from the time the property was purchased through October, 1991. As of November
1, 1991, National Realty Management, Inc. (ANRMI@) took over management of the property. All other Partnership properties were managed by NRMI since their purchase.

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

During 2001, the Partnership employed three full-time and five part-time on-site personnel in the following capacities: three managers, three rental agents, two cleaning/maintenance persons. In addition, due to the centralized nature of the Partnership's accounting and management systems, another 12 employees provided various accounting and management services to this and other partnerships. All on-site and partnership employees are supervised by NRMI under its Management
 Consulting Delegation of Duties and Property Management Agreements with the Partnership.

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


Properties

The properties in which the Partnership has invested are owned in fee simple, described more fully at Notes to Financial Statements (Note E). The principal factors which the Genera l Partners believe affect rental rates and occupancy levels include location, ease of access, amenities, and the quality of property management.
Tucson Lock-It Lockers

Tucson Lock-It Lockers is located on 2.057 fully improved acres at 6560 East Tanque Verde Road, Tucson, Arizona. Tucson Lock-It Lockers consists of seven single-story buildings containing a total of 598 units which were constructed in 1976. Tucson Lock-It Lockers has an aggregate of 49,865 net rentable square feet (57,710 gross) with a unit mix that varies. Management has the ability to subdivide some of the larger units in accordance with market demand. Features of Tucson Lock-It
Lockers include fire walls and exterior passage doors constructed of solid-core steel hinged in steel frames. Security at Tucson Lock-It Lockers is provided by a resident manager and a fenced perimeter with single-gate access. In addition to the seve n warehouse buildings, there is an on-site office/apartment.
  Limited customer parking spaces are available.

Phoenix Lock-It Lockers

Phoenix Lock-It Lockers is located on 3.1 fully improved acres at 10250 North 19th Avenue, Phoenix, Arizona. The complex consists of three single-story buildings containing a total of 569 units and 39 outside RV spaces which were constructed in 1976. Phoenix Lock-It Lockers has an aggregate of 62,016 net rentable square feet (66,200 gross) with a unit mix that varies. Management has the ability to subdivide some of the larger units according to market demand. Features of the complex include fire walls and exterior passage doors constructed of solid-core steel hinged in steel frames. Security in the complex is provided by electronic surveillance cameras with a motion detector that provides the resident manager with the ability to monitor the property during the day and night. There is also a fenced perimeter with a single-gate access to the property which provides additional security. In addition to the three warehouse buildings, there is an on-site office/apartment. Customer parking spaces are available.

Cave Creek Mini-Warehouse

Cave Creek Mini-Warehouse is located at 1201 East Cinnabar Avenue,
 Phoenix, Arizona, on approximately 1.7 acres (the AComplex@).
The 728 unit Complex consists of three individual one story and two individual two story buildings. The Partnership's ownership consists of one one-story building and part of one two-story building of the Complex, of which construction was completed in 1985. The Partnership has an interest in the remaining portions of the Complex for access and use of the business office facilities.
National Real Estate Limited Partnerships Income Properties II,
 another limited partnership of which the General Partners are general partners, owns the other portion. Security in the Complex is provided by a resident manager and a fenced perimeter with single-gate access.

The Complex has an aggregate of 46,283 net rentable square feet .. The Partnership's property contains approximately 8,200 ne t rentable square feet, or approximately 18% of the total net rentable square feet of the Complex. Units can be subdivided, if appropriate, in light of demand; therefore, the total unit count may fluctuate. At the time of purchase, the Partnership's property was divided into 91 units.

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



Legal Proceedings

On May 25, 1999, the general partners, the property management company (NRMI), and other entities and individuals were named as defendants in a lawsuit (the "Vishnevsky Defendants").
The Partnership was not included in the original lawsuit but was later added to the action as a nominal defendant. The plaintiffs sought to have this action certified as a class action lawsuit. In the complaint, the plaintiffs alleged wrongdoing against the Vishnevsky Defendants in connection with two basic areas. First, allegations were made involving various vote solicitations alleged by the plaintiffs to be an effort to perpetuate the Partnerships and avoid liquidation. Second, allegations were made involving the taking and use of Partnership funds and property, including excessive fees and unauthorized expenses. On March 14, 2000, the parties to the litigation with the exception of the defendant Wolf & Company entered into a
 Stipulation of Settlement.

Based upon the Stipulation, on April 27, 2000, the Circuit Court of Waukesha County held a hearing which certified the case as a class action and approved terms of a settlement. The more significant terms of the Stipulation of Settlement are as follows:

An independent marketing agent (the "Partnerships' Representative") was appointed to market and sell the Partnership investment property.
 However, no offer to purchase the property will be accepted without first obtaining approval from a majority interest of the limited partners. Final distributions of the net proceeds received from a sale of the Partnership's investment property will be made in accordance with the terms of the Partnership's limited partnership agreement and prospectus, and upon providing
 20-day notice to the plaintiffs' attorney. Net proceeds will first be applied to pay plaintiffs' counsel's legal fees, expenses and costs, with interest thereon. At the present time (4-1-02) Lock-it Lockers, Tucson and Cave Creek Parcel I are under contract to be sold.  Lock-it Lockers, Phoenix is subject to a Letter of Intent.

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

NRMI and the general partners shall continue to provide management and consulting services to the Partnership until the investment property is sold and assets liquidated and the Partnership entity dissolved. NRMI will also be the listing broker for the sale of the Partnership properties.

The plaintiffs' claims made against NRMI, the general partners, and other related parties for excessive charging of expenses to the partnerships, including the Partnership, were to be resolved through binding arbitration. Any such expenses disallowed through arbitration shall be reimbursed to the partnerships.

At the April 27, 2000 hearing, the lawsuit was certified as a non -opt out class action, in which all limited partners of the Partnership are required to be included in the settlement of this litigation. Furthermore, the Court ruled that plaintiffs' counsel's attorney fees would be equal to one-third of the difference between the secondary market value of the Partnership interests and the total funds available for distribution to the limited partners after payment of all Partnership obligations.

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

On August 2, 2000, the Vishnevsky Defendants filed an appeal from that portion of the judgment determining the method for computing the plaintiffs' counsel's attorney fees. On October 10, 2000 the Vishnevsky Defendants and their counsel filed a second appeal from the order granting the sanctions. A motion to consolidate the two appeals was granted. On October 24, 2001, the Court of Appeals rendered its decision with respect to both appeals. The Court affirmed the lower court ruling respecting the determination of the attorneys fees, but reversed the Order imposing the sanctions for delay in implementing the Settlement Agreement based upon the lower court's erroneous view of the effective date of the Stipulation of Settlement.

The Arbitration panel was selected. The arbitration was tentatively set for hearing the weeks of February 11, and 18, 2002. On February 11, 2002 the parties settled the arbitration issue (the "Arbitration
 Settlement"). The Arbitration Settlement provides in part that Mr. Vishnevsky will pay into the Settlement Fund an amount equal to the cash distribution he receives from each Partnership for his general and limited partnership interests together with an amount equal to the amount he receives for the repayment of all loans and deferred management fees due him from the Partnerships minus the sum of
 $1,300,000.00 to cover Mr. Vishnevsky's tax liability generated by the sale of the Properties and other expenses. Mr. Vishnevsky will retain the commissions due to NRMI and will receive the return of the sanctions money.

Management's Discussion and Analysis of Financial Condition and Results of Operations

	Information contained in this Annual Report on Form 10-KSB contains 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as 'may',
 'will', 'expect', 'anticipate', 'estimate', or 'continue' or the negative thereof or other variations thereon or comparable terminology. There are a number of important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors, which could adversely affect the Partnership's ability to obtain these results, include, among other things, (i) the volume of transactions and prices for real estate in the real estate markets generally, (ii) a general or regional economic downturn which could create a recession in the real estate markets, (iii) the Partnership's debt level and its ability to make interest and principal payments, (iv) an increase in expenses related to new initiatives, investments in people and technology, and service improvements, (v) the success of the new initiatives and investments, and (vi) other factors described elsewhere in this Annual Report.


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

The General Partners committed to make loans to the Partnership to the extent necessary for the Partnership to make cash distributions to the Limited Partners equal to 8% in 1985, 8.25% in 1986, 8.5%
in 1987. However, the maximum the General Partner was required to loan was equal to 3% of the gross offering proceeds. Through December 31, 2001, the Individual General Partner loaned $271,020 to the
Partnership under this commitment, which is the maximum amount under the commitment. The General Partner=s loan shall be repaid with interest equal to 12% or the prime rate plus two percentage points, whichever is lower, solely from sale proceeds of the investment properties. As of December 31, 2001, $108,639 of accrued interest remains outstanding on the General Partner loan; $746,906 was paid to the General Partner in 1999 from the proceeds of the sale of
 Northridge Commons. During 2001, the Partnership continued distributions with a total of $135,062 to its Limited Partners and $4,177 to the General Partners. The distributions for 2001 equaled 1.5% of the
Limited Partners investment. The pay rates prior to 1988 were supplemented by the General Partner Loans, as described above, and the operating results of the properties have not advanced as originally projected. The Partnership's ability to maintain and or increase distributions during 2002 is dependent upon the results of property operations or amounts realized from the sale of properties and therefore no assurance as to the distribution amount, if any, can be made.

Cash generated by the Partnership's investment properties and the sale of such properties are expected to provide funds for the
 Partnership=s liquidity needs and any cash distributions to the Limited Partners.

Results of Operations

The Partnership operated three investment properties during 2001. The Partnership began operations in 1985 and made additional property purchases in 1986 and 1987.

Rental rates in 2001 at Tucson Lock-It Lockers continued to range from $28 to $160 depending on the size of the unit.
 Average occupancy at Tucson Lock-It Lockers was 91% during
 2001, compared to 91% in 2000. Marketing efforts are directed primarily toward Yellow Pages advertising which is the main source of traffic. Signs on Tanque Verde have been upgraded in order to lead prospective clients around the corner to the main entrance. There is a marketing program in place with neighboring businesses to share coupon advertising at several locations. Management participates in the Tanque Verde Business Association and continues to participate in its marketing and advertising programs. Competition studies done by management and those done by The Arizona Mini Storage Association show a Tucson area vacancy rate ranging from 5% to 15%. The property is more occupied than the neighboring facilities. Newer facilities being built in the area have slightly affected occupancy. Most of the competition has higher rents because of their amenities, controlled access gates, and air-cooled lockers.


Rental rates are based on unit size at Phoenix Lock-It Lockers and ranged from $35 to $235 in 2001. Average annual occupancy at the property was 88% for 2001 and 88% in 2000. Management uses the Yellow Pages for advertising as well as using client referral coupons, and offering discounts to existing clients for bringing us new clients. Rate increases will need to remain conservative. The management competition study and information gathered from the Arizona Mini Storage Association indicate the surrounding area has vacancy rates ranging from 7% to 33%. The market continues to soften in the Phoenix area because of overbuilding of self-storage facilities in the immediate area of the property.
The business suites are 100% occupied, with all suites on at least a six month lease.

At Cave Creek Lock-It Lockers asking rents continued to range from $13 to $145 in 2001, based on unit size. Average annual occupancy was 88% in 2001 and 89% in 2000. Marketing efforts are directed p rimarily through the use of Yellow Pages advertising, which is th e main source of traffic. Management uses resident referral coupo ns for all current tenants, offering a discount if they refer new clients. The managers are marketing the lockers to neighboring businesses and apartment communities, using neighborhood business coupon flyers. The General Partners believe marketing efforts and excellent customer service will help occupancy to continue to remain strong. The marketplace for Cave Creek Lock-It-Lockers continues to soften. Management competition study and information received from the Arizona Mini Storage Association indicates a high vacancy rate will continue throughout the surrounding area and immediate neighborhood. The property is being affected by lower interest rates that are allowing our tenants to purchase homes with their own storage space, and by continued over-building of storage facilities.

	Net income increased $10,155 from 2000 to 2001 due to, in part, the net effect of a $36,478 decrease in administrative expenses, and a $19,698 decrease in interest income.

	The $36,478 decrease in administrative expenses is primarily due to a $23,503 decrease in legal fees from 2000 to 2001, and a
$13,526 decrease in salaries and temporary wages from 2000 to 2001.

The $19,698 decrease in interest income is primarily due to a reduction in cash on hand due to distributions, and decreased interest rates in 2001 as compared to 2000.


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











Independent Auditors' Report


The Partners
National Real Estate Limited Partnership
  Income Properties


	We have audited the accompanying statement of net assets in liquidation of National Real Estate Limited Partnership Income Properties (a Wisconsin limited Partnership) as of December 31, 2001, and the related statement of changes in net assets in liquidation as of December 31, 2001, and statements of income, partners' capital (deficit) and cash flows for the years ended D ecember 31, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

	We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	As described in Note A to the financial statements, liquidation of Partnership properties is expected during 2002, and the Partnership began liquidation shortly after December 31, 2001. As a result, the Partnership changed its basis of accounting for periods after December
 31, 2001, from the going concern basis to the liquidation basis.

	In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of the Partnership as of December 31, 2001, and the changes in net assets in liquidation as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31,
2001 and 2000, in conformity with accounting principles generally accepted in the United States of America applied on the bases of accounting described in the preceding paragraph.


	Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.
The attached balance sheet of the corporate general partner, EC
 Corp., as of December 31, 2001, is presented for the purpose of additional analysis and is not a required part of the basic financial s tatements, but is supplementary information required by Regulation S-B of the Securities and Exchange Commission. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

	The accompanying statement of financial condition as of December 31, 2001, of John Vishnevsky, general partner, is also supplementary information required by Regulation S-B and was not audited by us and, accordingly, we do not express an opinion on it.


KERBER, ECK & BRAECKEL LLP




Springfield, Illinois
February 11, 2002, except for Note D,
   as to which the date is April 1, 2002




National Real Estate Limited Partnership
Income Properties

STATEMENT OF NET ASSETS IN LIQUIDATION
(Liquidation Basis)

December 31, 2001


ASSETS

Investment properties, at estimated liquidation value
	Buildings, improvements, and land	$	4,080,179

Cash and cash equivalents		296,983
Escrow deposits and other assets		36,458
Estimated arbitration settlement receivable
234,073

		Total assets		4,647,693


LIABILITIES

Tenant security deposits		4,223
Accrued expenses and other liabilities		116,862
Deferred rent			39,803
Accrued interest payable to individual
	general partner		108,639
Note payable to individual general partner
271,020
Reserve for plaintiff's attorney fees		77,199
Reserve for future liquidation expenses		159,924

		Total liabilities		777,670

		Net assets in liquidation	$	3,870,023









The accompanying notes are an integral part of this statement.

National Real Estate Limited Partnership
Income Properties

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
(Liquidation Basis)

December 31, 2001


PARTNERS' CAPITAL - DECEMBER 31, 2001,
	before liquidation basis adjustments	$
2,508,269

Liquidation basis adjustments
	Adjustment of estimated values		1,364,804
	Reserve for plaintiff's attorney fees
	(77,199)
	Reserve for future liquidation expenses
(159,924)
	Estimated arbitration settlement receivable
	234,073

NET ASSETS IN LIQUIDATION - DECEMBER 31, 2001	$
	3,870,023

























The accompanying notes are an integral part of this statement.

National Real Estate Limited Partnership
Income Properties

STATEMENTS OF INCOME
(Going Concern Basis)

Year ended December 31


			2001	2000

Operating revenues
	Rentals		$	743,909	$	766,866
	Other			42,260		29,609


		Total operating revenues		786,169
	796,475


Operating expenses
	Operating			208,934		209,166
	Administrative		207,040		243,518
	Repairs and maintenance		25,078		30,968
	Depreciation		143,662		143,815
	Property taxes		118,471		111,335
	Advertising		18,956		19,954

		Total operating expenses		722,141
		758,756

		Income from operations		64,028
37,719

Other income (expenses)
	Interest expense on individual general partner note
	(32,988)		(36,532)
	Interest income		9,296		28,994

		Total other expenses		(23,692)
(7,538)

		Net income	$	40,336	$	30,181

Net income attributable to general partners (3%)
$	1,210	$	905
Net income attributable to limited partners (97%)
	39,126		29,276

			$	40,336	$	30,181

Net income per limited partnership interest	$
	4.33	$	3.24

The accompanying notes are an integral part of these statements.

National Real Estate Limited Partnership
Income Properties

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Going Concern Basis)

Years ended December 31, 2001 and 2000


			Cost of Ltd.
			Partner
	General	Limited	Interests Held
	Partners	Partners	in Treasury	Total

Balances at January 1, 2000	$	(140,824)	$
3,472,815	$	(21,671)	$	3,310,320

	Distributions to partners		(22,000)
	(711,329)		-		(733,329)
	Net income for the year		905		29,276
		-		30,181

Balances at December 31, 2000		(161,919)
2,790,762		(21,671)		2,607,172


	Distributions to partners		(4,177)
	(135,062)		-		(139,239)
	Net income for the year		1,210		39,126
		-		40,336

Balances at December 31, 2001,
	before liquidation basis adjustments$	(164,886)
$	2,694,826	$	(21,671)	$	2,508,269

















The accompanying notes are an integral part of these statements.

National Real Estate Limited Partnership
Income Properties

STATEMENTS OF CASH FLOWS
(Going Concern Basis)

Years ended December 31


			2001	2000

Cash flows from operating activities
	Net income	$	40,336	$	30,181
	Adjustments to reconcile net income to net cash
		provided by operating activities
			Depreciation		143,662
	143,815
			Changes in assets and liabilities
				Escrow deposits and other assets
		(48,272)		(75,214)
				Tenant security deposits
(600)		820
				Deferred rent		7,840
(6,336)
				Accrued interest payable to individual
 general partner		32,989		36,532
				Accrued expenses and other liabilities
		14,864		42,552

					Net cash provided by operating activities
	190,819		172,350

Cash flows from financing activities
	Distributions to partners		(139,239)
	(733,329)

					Net increase (decrease) in

					   cash and cash equivalents
	51,580		(560,979)

Cash and cash equivalents at beginning of year		245,403
		806,382

Cash and cash equivalents at end of year	$	296,983	$
	245,403

Cash paid for interest	$	-	$	-








The accompanying notes are an integral part of these statements.

National Real Estate Limited Partnership
Income Properties

NOTES TO FINANCIAL STATEMENTS

December 31, 2001


NOTE A - LIQUIDATION BASIS OF ACCOUNTING

Subsequent to December 31, 2001, on or about February
11, 2002, litigation described in Note D was settled and,
 consequently, liquidation of Partnership properties is expected in 2002. Accordingly, the Partnership revalued its assets and liabilities to the amounts expected to be collected and paid during the liquidation. The effect of the revaluation is included in the statement of changes in net assets in liquidation as "Liquidation Basis Adjustments."
  It is not presently determinable whether the amounts realizable from the disposition of the remaining assets or the amounts that creditors will agree to accept in settlement of the obligations due them will differ materially from the amounts shown in the accompanying financial statements. Differences between the revalued amounts and actual cash transactions will be recognized in the year they can be estimated. The gains (or losses) from liquidation will be taxable on distribution.


NOTE B - ADJUSTMENTS OF ESTIMATED VALUES

	Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. The initial adjustment increased net assets by $ 1,361,754 from $ 2,508,269 to $ 3,870,023, as follows:

	Estimated
	Historical	Liquidation
	Basis	Value

Investment properties	$	2,612,313	$	4,080,179
Cash and cash equivalents		296,983		296,983
Escrow deposits and other assets		139,520
36,458
Estimated arbitration settlement receivable		-
234,073
Tenant security deposits		(4,223)		(4,223)
Accrued expenses and other liabilities		(116,862)
(116,862)
Deferred rent 		(39,803)		(39,803)
Accrued interest payable to individual
    general partner		(108,639)		(108,639)
Note payable to individual general partner		(271,020)
	(271,020)
Reserve for plaintiff's attorney fees		-
	(77,199)
Reserve for future liquidation expenses		-
	(159,924)

		$	2,508,269	$	3,870,023
NOTE B - ADJUSTMENTS OF ESTIMATED VALUES - Continued
It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term.

Estimated liquidation value of the investment property was determined based on the estimated selling price, less commissions and other costs as follows:

Estimated selling price			$	4,269,904
Less:
	Broker commissions				128,097
	Other costs				61,628

Estimated liquidation value of investment property
$	4,080,179

Estimated arbitration settlement receivable was determined
 based on the Arbitration Stipulation agreement dated February
11, 2002, which established an arbitration settlement fund to settle lawsuit claims regarding improper takings of Partnership assets. Pursuant to the Stipulation, this settlement fund received certain financial assets of John
 Vishnevsky arising out of his ownership of Partnership interests in this and other related Partnership entities.
The total amount contributed to this fund is to be allocated and distributed to this and the other partnerships participating in the litigation, after deducting a 33% award for litigation fees payable to the plaintiff's legal counsel. The Partnership's allocable portion of this settlement is estimated to be $
 234,073 and is reported as "Arbitration Settlement Receivable" in the statement of net assets in liquidation.

Reserve for plaintiff's attorney fees was determined, as described in Note D, based on one-third of the excess of the liquidation proceeds derived from the sale of the investment property over a floor amount. The amount of this obligation has been estimated to be $ 77,199 and is to be paid to plaintiff's legal counsel when liquidating distributions are made to the limited partners.

Reserve for future liquidation expenses was determined based on the Arbitration Stipulation, which contains a plan of liquidation in which the Partnership shall be dissolved, all outstanding matters be resolved, and final distribution of Partnership assets be accomplished by December 31, 2002.  Accordingly, management has established a liquidation reserve to provide for the estimated remaining costs to wind up Partnership affairs, which include the final accounting of financial matters and income tax filings. The amount of this obligation has been estimated to be $ 159,924.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

1.   Organization

National Real Estate Limited Partnership Income Properties (the
 Partnership) was organized as a limited Partnership under the laws of the State of Wisconsin pursuant to a Certificate and an
Agreement of Limited Partnership (the Agreement) dated December
18, 1984, for the purpose of investing primarily in commercial real property and began operations in May 1985. The terms of the agreement provide for the Partnership to be dissolved on or before December 31, 2004. As described in Note A above, liquidation of
Partnership properties is expected during 2002.

The Partnership consists of two general partners, John Vishnevsky, and EC Corp., and 1,127 limited partners at December 31, 2001.

2. Cash and Cash Equivalents

The Partnership considers all short-term investments, which have original maturities of three months or less when purchased to be cash equivalents.

3. Investment Properties

Investment properties are stated at estimated liquidation value as of December 31, 2001. During 2001 and 2000, major additions and improvements were capitalized, while items, which do not extend the useful lives of the assets, were expensed currently.

During 2001 and 2000, depreciation and amortization were
 provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on the straight-line method. The estimated useful lives used in determining depreciation were:

	Building	27.5 - 40 years
	Improvements	7 - 15 years
	Equipment	5 years

The Partnership evaluates the investment property periodically for indication of impairment including recurring operating losses and other significant adverse changes in the business climate that affect the recovery of the recorded asset value.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

4. Allocations and Distributions

Pursuant to the Agreement, net income and loss from operations (exclusive of those from the sale or disposition of Partnership properties) are to be allocated 97% to the limited partners and 3% to the general partners. Any gains from the sale or disposition of Partnership properties are to be allocated first to the general partners and limited partners with deficit net capital accounts; then the limited partners in an amount equal to their initial capital investment plus any amount remaining to be paid under their cumulative preference; then to the general partners in an amount equal to the proceeds of such sale distributed to them;
 and all remaining amounts are to be allocated to the limited partners provided that at least 3% of the gain from sale o r disposition would be allocated to the general partners.
Losses from the sale or other disposition of Partnership properties are to be allocated 97% to the limited partners and 3% to the general partners.

Cash available for distribution, as defined in the Agreement, will be distributed 97% to the limited partners and 3% to the general partners.

The stipulation of settlement agreement discussed in Note D required that the Partnership distribute any excess cash reserves within 30 days of the final approval of the settlement. The settlement was approved by the court on April 27, 2000. The amount of the cash distribution made by the Partnership in March 2000 was determined by management to be the Partnership's excess cash reserves at that time for the purposes of complying with this anticipated provision of the settlement agreement. During the years 2001 and 2000, cash distributions were made to the partners totaling $ 139,239 and $ 733,329, respectively.

After repayment of any general partner loan, sale proceeds will be distributed as follows: (i) To the Limited Partners an amount equal to 100% of their Original Capital Contribution;
(ii) then to the General Partner an amount equal to 3% of the remaining proceeds, subordinated to cumulative, non-compounded distributions of Sale Proceeds and Cash Available for Distribution
equal to 6% per annum on their Capital Investment; (iii) to an Affiliate of the General Partners, an amount equal to its subordinated real estate commissions (up to 3% of the aggregate selling price of all properties); and (iv) of the remaining proceeds, 88% to the Limited Partners and 12% to the General Partners, with such payments to the General Partners subordinated to a total return to the Limited Partners of a Cumulative Preference of 10% per
annum on their Capital Investment.

Any Sale Proceeds distributed to Limited Partners will be distributed to those persons recognized as Limited Partners on the date that the Partnership distributes such Sale Proceeds in proportion to the number of interests held on such date.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

5. Net Income Per Limited Partnership Interest

Net income per limited Partnership interest is based on 97% of net income as allocated to the limited partners divided by the weighted average number of interests outstanding during the year.

6. Advertising

Advertising costs are expensed as incurred.

7. Fees to Affiliates

Property management fees are payable currently to the general partners or affiliates of the general partners. Fees for property management and rental services are being charged to expense over the period property management services are being performed. See Note F for property management fee rates payable to an affiliated party.

8.  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United
 States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their anticipated settlement amounts. Estimated net realizable value represents management's best estimate as to liquidation value of the assets, based on gross sales prices or current offers or contracts, net of selling expenses, including consideration for the effect that the settlement of litigation may have on the value of the assets. There can be no assurance, however, that the Partnership will be successful in liquidating its assets at the estimated net realizable values recorded on the statement of net assets in liquidation as of December 31, 2001. Accordingly, actual results could differ from those estimates.



NOTE D - LEGAL PROCEEDINGS

On May 25, 1999, the general partners, the property management company (NRMI), and other entities and individuals were named as defendants in a lawsuit (the "Vishnevsky Defendants"). The plaintiffs sought to have this action certified as a class action lawsuit. In the complaint, the plaintiffs alleged wrongdoing against the Vishnevsky Defendants in connection with two basic areas. First, allegations were made involving various vote solicitations alleged by the plaintiffs to be an effort to perpetuate the Partnerships and avoid liquidation. Second, allegations were made involving the taking and use of Partnership funds and property, including excessive fees and unauthorized expenses.

On March 14, 2000, the parties to the litigation, with the exception of the defendant Wolf & Company, entered into a Stipulation of
 Settlement ("2000 Settlement"). The 2000 Settlement provided for the appointment of an independent marketing agent (the "Partnerships' Representative") to market and sell the Partnership investment property. However, no offer to purchase the property was to be accepted without first obtaining approval from a majority interest of the limited partners. Final distributions of the net proceeds received from a sale of the Partnership's investment property were to be made in accordance with the terms of the Partnership's limited partnership agreement and prospectus, and upon providing 20-day notice to the plaintiffs' attorney. Net proceeds were first to be applied to pay plaintiffs' counsel's legal fees, expenses and costs, with interes t thereon. The actual terms for distribution were finalized in the February 11, 2002 Arbitration Stipulation, described hereinafter.

Pursuant to the 2000 Settlement, the Partnership and its property continued to be managed by NRMI and the general partners under the existing contracts until such time as the Partnership and its property were liquidated. The Arbitration Stipulation states that the existing employees of NRMI will continue to be compensated based on their current employment arrangements, notwithstanding provisions set forth in the 2000 Settlement.

The 2000 Settlement further provided that any legal expenses incurred in connection with the arbitration process could not be advanced or paid by the Partnership. The following legal expenses could be paid by the Partnership: 1) legal expenses incurred in drafting the 2000
Settlement, or obtaining preliminary or final approval of the 2000 Settlement, 2) legal expenses incurred in the sales process for marketing or selling the investment property, or 3) other legal expenses properly incurred in the business of the Partnership unrelated to this lawsuit or the arbitration process. Certain legal expenses were charged to this partnership in 2001. This matter was resolved in the Arbitration Stipulation signed February 11, 2002. The 2000
Settlement also provided that the plaintiffs' claims made against NRMI, the general partners, and other related parties for excessive charging of expenses to the partnerships, including the Partnership, were to be resolved through binding arbitration. Any such expenses disallowed through arbitration would be reimbursed to the partnerships. This matter was also settled in the Arbitration Stipulation.




NOTE D - LEGAL PROCEEDINGS - Continued

As part of the litigation, the plaintiffs' attorneys were also seeking payment of their fees from the assets of the Partnership and the other nominal defendant entities. The plaintiffs' attorneys requested that they be paid 33% of the net proceeds derived from the sale of the property, which exceeded an aggregate secondary market value of all Partnership shares. Net proceeds include an offset of partnership liabilities and selling costs. Independent appraisals of the Partnership's secondary market value were obtained by both the plaintiffs' attorneys and by Partnership management. The court gave preliminary approval to the 33% reimbursement, and the secondary market value amount was agreed upon in the Arbitration Stipulation.

On April 27, 2000, the Circuit Court of Waukesha County held a hearing and certified the lawsuit as a non-opt out class action, in which all limited partners of the Partnership were required to be included in the settlement of this litigation. Furthermore, the Court ruled that plaintiffs' counsel's attorney fees would be equal to one-third of the difference between the secondary market value of the Partnership interest and the total funds available for distribution to the limited partners after payment of all Partnership obligations, as described above.

On June 20, 2000, the Court entered a judgment based upon its April
 27th decision. Thereafter, on July 21, 2000, the Court held a hearing on the plaintiffs' Motion for Enforcement of the Court Approved Settlement and in Support of Sanctions. The outcome of the hearing was that the
Court granted sanctions totaling $437,000 against the Vishnevsky
Defendants and their counsel for delaying the appointment of the Partnerships' Representative and the arbitrators. The Court took under advisement the remaining open issue regarding the determination of the secondary market value for computing the plaintiffs' counsel's attorney fees until the arbitration proceedings were completed and the
 Partnerships' properties were sold.

On August 2, 2000, the Vishnevsky Defendants filed an appeal on the portion of the judgment which determined the method for computing the plaintiffs' counsel's attorney fees. On October 10, 2000 the Vishnevsky Defendants and their counsel filed a second appeal from the order granting the sanctions. A motion to consolidate the two appeals was granted. On October 24, 2001, the Court of Appeals rendered its decision with respect to both appeals. The Court affirmed the lower court ruling respecting the determination of the attorneys fees, but reversed the Order imposing the sanctions for delay in implementing the 2000 Settlement agreement based upon the lower court's erroneous view of the effective date of that agreement.

NOTE D - LEGAL PROCEEDINGS - Continued

The arbitration panel was selected in 2001. The arbitration was tentatively set for hearing the weeks of February 11, and 18, 2002. On February 11, 2002 the parties settled the arbitration issue (the
"Arbitration Stipulation"). The Arbitration Stipulation provides in part that Mr. Vishnevsky will pay into a Settlement Fund an amount equal to the cash distribution he receives from each Partnership for his general and unencumbered limited partnership interests, together with an amount equal to the amount he receives from the repayment of all loans, deferred management fees, and interest due him from the Partnerships minus the sum of $1,300,000 to cover Mr. Vishnevsky's tax liability generated by the sale of the Properties and other expenses.
  Mr. Vishnevsky will also receive the commissions due to NRMI and the return of the sanctions money. The Arbitration Stipulation also established the secondary market value to be used in the calculation of the plaintiffs' attorney fees to be paid, as described above.

The timing of distributions to limited partners will be largely dependent on the amount of time necessary to resolve all issues. The monetary impact of these matters has been estimated, and is presented in the statement of net assets in liquidation as estimated arbitration settlement receivable, estimated obligation for plaintiffs' attorney fees, and estimated obligation for future liquidation expense. The final outcome of these estimates is not presently determinable, and the resulting changes could be material to the financial statements.
 Differences between the estimated amounts and actual transactions will be recognized in the year they are realized.

NOTE E - INVESTMENT PROPERTIES

Investment properties consist of the following at December 31, 2001:

					Historical Cost Basis

  Estimated
	  	                  Buildings and	     Accumulated
 Liq. Description                                     Land
 Improvements	    Depreciation	Basis
			(in thousands)
	Lock-It-Lockers Mini-Warehouses
	Tucson, Arizona	$	253 	$	1,906	$	1,020	$	1,766
	Lock-It-Lockers Mini-Warehouses
	Phoenix, Arizona		222		2,115		1,112
2,006
	Cave Creek-Phase I Mini-Warehouses
	Phoenix, Arizona	94		304		150		305
	$569	$	4,325	$	2,282	$	4,077

NOTE E - INVESTMENT PROPERTIES - Continued

		Date of
	Description	Construction	Date Acquired

	Lock-It-Lockers Mini-Warehouses
		Tucson, Arizona
           1976	  May 1985
	Lock-It-Lockers Mini-Warehouses

		Phoenix, Arizona
              1976	January 1986
	Cave Creek - Phase I Mini-Warehouses		Phoenix,
Arizona
 1985	April 1987

The aggregate cost of the investment properties is the same for financial reporting and federal income tax purposes. The accumulated depreciation reported for federal income tax purposes was $ 3,610,413 at December 31, 2001.

Depreciation expense for the years ended December 31, 2001 and 2000, was $ 143,662 and $ 143,815, respectively.


NOTE F - TRANSACTIONS WITH AFFILIATED PARTIES

The general partners are general partners for other limited Partnerships which have invested in real estate. The Partnership reimburses affiliates of the general partner for the actual cost of goods and materials used by or for the Partnership in the course of performing the general functions of the Partnership.
  These general functions include certain management, accounting and other expenses. The Partnership has executed contracts providing for the following fees payable to such entities:

1.   National Realty Management, Inc. (NRMI)

National Realty Management, Inc. (NRMI), which is wholly owned by John Vishnevsky, was paid property management fees of $ 46,669 in 2001 and $ 47,797 in 2000, respectively. Monthly fees represent
6% of gross receipts from the Lock-It-Lockers Mini-Warehouses in Tucson and Phoenix and Cave Creek Mini-Warehouse.

The Partnership also paid $ 155,279 in 2001 and $ 63,175 in 2000, respectively, for the reimbursement of accounting, administrative, and property selling expenses incurred by NRMI on behalf of the Partnership. Accrued expenses at December 31, 2001, includes $
2,498 due to NRMI for reimbursable expenses.

NOTE F - TRANSACTIONS WITH AFFILIATED PARTIES - Continued
1. National Realty Management, Inc. (NRMI) - Continued

The Partnership sub-leases a portion of common area office space from NRMI under terms of a lease, which expires on August 31, 2002. During 2001 and 2000, lease payments totaled $ 10,881 and $ 11,211, respectively, which represents the Partnership's pro-rata portion, based on space occupied, of NRMI's monthly rental obligation.

2.   National Development and Investment, Inc. (Former General
 Partner)

The Partnership paid National Development and Investment, Inc.
 (NDII), which was wholly owned by John Vishnevsky, for the reimbursement of costs and expenses totaling $ 102,885 and $
 207,863 in 2001 and 2000, respectively. Effective September 30, 2001, NDII was dissolved and the remaining administrative expenses for 2001 were paid by NRMI.

3.   Individual General Partner

The note payable to the individual general partner, John
 Vishnevsky, is payable from proceeds of the sale or other disposition of investment properties, with interest compounded monthly at a bank's prime rate plus 2% (6.75% at December 31,
2001) or 12%, whichever is lower. At December 31, 2001, the note payable balance was
$ 271,020.  The Partnership incurred interest of $ 32,988 and
$ 36,532 in 2001 and 2000, respectively, in connection with this note. During 2001, no interest was paid to the individual general partner with respect to this note. At December 31, 2001, accrued interest payable on the individual general partner note was $ 108,639.


NOTE G - INCOME TAXES
Income taxes on the net income for the year are payable personally by the partners and, accordingly, are not reflected in the financial statements.

Differences between the net income as reported herein and the net income reported for federal income tax purposes arise primarily from timing differences related to depreciation and other GAAP basis adjustments. The following is a reconciliation of the reported net income and the net income reported for federal income tax purposes for the years ended December 31:

NOTE G - INCOME TAXES - Continued
			2001			2000
Net income reported in the financial statements	$	40,336
	$	30,181
Add (deduct)
Depreciation		(37,672)		(38,638)
Accrued wages non-deducted for tax purposes		(1,427)
		(134)
Interest accrued (paid) to individual general partner
32,988		36,532
Severance			(21,485)		28,395
Miscellaneous expenses		(2,855)		3,612

Net income reported for federal income tax purposes	$
9,885	$	59,948


NOTE H - FAIR VALUES OF FINANCIAL INSTRUMENTS

1. Cash and Cash Equivalents

The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value due to their short-term nature.

2.	Debt

The fair market value of the individual general partner note payable approximates its carrying value.


NOTE I - CONCENTRATION OF CREDIT RISK

The Partnership maintains its cash balances in various financial institutions in Arizona and Wisconsin. These balances are insured by the Federal Deposit Insurance Company up to $ 100,000.
 The Partnership has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.



NOTE J - BASIS OF ACCOUNTING

The Partnership records are maintained on the basis of accounting utilized for federal income tax reporting purposes.
 The accompanying financial statements have been prepared from such records and adjusted to the liquidation basis of accounting for 2001 and the accrual basis of accounting for 2000 in accordance with accounting principles generally accepted in the United States of America (GAAP). The primary adjustment is for the difference between the cost basis and fair market value of the investment property. Certain tax basis amounts are summarized as follows:

		Tax Basis
	2001	2000
							(In thousands)

Total assets	$	2,715	$	2,799
Partners' capital
General partners (deficit)		(171)		(167)
Limited partners (deficit)		2,494		(2,597)
Net income
General partners		-		2
Limited partners		10		58


As described in Note D, the Partnership reached a settlement agreement that will ultimately result in the liquidation of the Partnership's net assets. These financial statements are prepared in accordance with the liquidation basis of accounting. The liquidation basis of accounting was used in the preparation of the financial statements since operations are not expected to continue and liquidation is expected during 2002.



















SUPPLEMENTARY INFORMATION



EC Corp.

BALANCE SHEET

December 31, 2001


ASSETS

Cash and cash equivalents			$	689
Investments in limited partnership				65

				$	754


STOCKHOLDERS' EQUITY

Common stock, 9,000 shares authorized;
100 shares issued and outstanding;
$ 1 par value				$	100
Additional paid-in capital				2,495
Accumulated deficit				(1,841)

				$	754




John Vishnevsky

STATEMENT OF FINANCIAL CONDITION

December 31, 2001


ASSETS

Cash and cash equivalents			$	124,155
Notes receivable				62,076
Investments
Mutual funds		$	145,245
Assigned shares in limited partnerships		821,677
Corporations			10,407		977,329

Receivables
Real estate commissions				571,374
Sanctions					516,000
Miscellaneous					23,173
Prepaid income taxes				171,280
Other assets					198,305

					$	2,643,692

LIABILITIES

Accrued liabilities			$	524,362
Accrued income taxes				171,280
Assigned shares in limited partnership
	821,677
Due to affiliated party				116,000
			     1,633,319

Net worth					1,010,373

					$	2,643,692





1


4





16



National Real Estate Limited Partnership
Income Properties

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2001



21





30