Form 10-Q
period 2002-03-31
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES
filed 2002-08-21
CIK 759857

U. S. Securities and Exchange Commission

	Washington, DC 20549

	FORM 10-QSB
(Mark One)

(  X )	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2002

(     )	TRANSITION REPORT UNDER SECTION 13 OR 15(d)
 OF THE EXCHANGE ACT

For the transition period from
 to
Commission File Number: 01-14453


                            National Real Estate Limited
 Partnership Income Properties
	(Exact name of small business issuer as
specified in its charter)

           Wisconsin	39-1503893
(State or other jurisdiction of
					(I.R.S. Employer
incorporation or organization)
		Identification Number)
                    1155 Quail Court,
waukee, Wisconsin         53702-3703
ddress of principal executive offices)

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


INDEX



Page

 PART I. FINANCIAL INFORMATION

Statement of Net Assets in Liquidation (Unaudited)
-
	March 31, 2002, and December 31, 2001...
...............................................2

Statement of Changes in Net Assets in Liquidation
 (Unaudited) -
	Three months ended March 31, 2002.....
......................................................3

Statement of Income (Unaudited) - Three months
ended March 31, 2001	4

Statement of Partners' Capital (Deficit)(Unaudited) -
Three months ended March 31, 2001	5

Statement of Cash Flows (Unaudited) -
Three months ended March 31, 2001	6

Notes to Financial Statements (Unaudited)	7-8

 	Management's Discussion and Analysis of
Financial
Condition and Results of Operations	9


PART II. OTHER INFORMATION AND SIGNATURES

Item 1. Legal Proceedings	10-11

Item 2. Changes in Securities and Use of Proceeds
12

Item 3. Defaults Upon Senior Securities	12

Item 4. Submission of Matters to a Vote of
 Security Holders	12

Item 5. Other Information	12

Item 6. Exhibits and Reports on Form 8-K
12



PART I. FINANCIAL INFORMATION
NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME
 PROPERTIES




(A Wisconsin Limited Partnership)
Statement of Net Assets in Liquidation
(Liquidation Basis)
(Unaudited)














March 31,
2002


December 31, 2001


ASSETS

















Investment properties, at estimated liquidatio value


$3,859,813


$4,080,179


      Buildings, improvements, and land




Cash and cash equivalents


239,371


296,983


Escrow deposits and other assets


34,721


36,458



                      Total Assets


4,133,905


4,413,620


















LIABILITIES











Tenant security deposits


4,259


4,223


Accrued expenses and other liabilities


64,512


116,862


Deferred rent


34,050


39,803

Accrued interest payable to individual General
 Partner


115,081


108,639


Note payable to individual General Partner (Note 5)


271,020


271,020
Reserve for plaintiffs' attorney fees


77,199


77,199
Reserve for future liquidation expenses


131,956


159,924












                    Total Liabilities


698,077


777,670



                    Net assets in liquidation


$3,435,828


$3,635,950





















See notes to financial statements.










NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
(A Wisconsin Limited Partnership)
Statement of Changes in Net Assets in Liquidation
(Liquidation basis)
(Unaudited)








                      Three Months Ended

                                March 31,








2002


INCOME








            Operating





$190,356


            Total income





190,356











OPERATING EXPENSES








            Operating





79,227


            Administrative





51,591







            Interest





6,443


            Total operating expenses





137,261











Income from operations





53,095


Other income








            Interest income





1,442











            Net income





54,537











Net assets in liquidation at January 1, 2002






3,635,950


Adjustments to liquidation basis





(254,659)


Net assets in liquidation at March 31, 2002






$3,435,828
$





See notes to financial statements.



NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME
PROPERTIES
(A Wisconsin Limited Partnership)
Statement of Income
(Going Concern Basis)
(Unaudited)







                              Three Months Ended
                                       March 31,






2001




INCOME








            Operating



$200,932




            Total income



200,932













OPERATING EXPENSES








            Operating



77,714




            Administrative



40,852



            Depreciation


35,915




            Interest



9,474




            Total operating expenses



163,955













Income from operations



36,977




Other income








            Interest income



4,189



















            Net income



$41,166













Net Income attributable to
            General Partners (3%)



$1,235




Net Income attributable to
            Limited Partners (97%)



$39,931









Per Limited Partnership
            Interests outstanding--9,004.15



$4.43


$




See notes to financial statements.


NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME
 PROPERTIES
(A Wisconsin Limited Partnership)
Statement of Partners' Capital (Deficit)
(Going Concern Basis)
(Unaudited)
Three Months Ended March 31,







Limited
Partners


General
Partners


Interests Held in
Treasury



Total
March 31, 2001
Partners' capital (deficit), beginning of period

$2,790,762

$(161,919)

$(21,671)

     $2,607,172

Distributions

(90,042)

(2,784)



  (92,826)

Net income for the period

           39,931

           1,235



          41,166

Partners' capital (deficit), end of period


$2,740,651

$(163,468)

$(21,671)

$2,555,512
See notes to financial statements.




NATIONAL REAL ESTATE LIMITED PARTNERSHIP
INCOME PROPERTIES
(A Wisconsin Limited Partnership)
Statement of Cash Flows
(Going Concern Basis)
(Unaudited)
Three Months Ended March 31















2001


Operating Activities:






            Net income



$41,166


            Adjustments to reconcile net income
to net cash provided by             operating
activities:






                         Depreciation



35,915









             Changes in operating assets and
liabilities:






                         Escrow deposits and other
 assets



30,852


                         Deferred rent



6,393


                         Accrued expenses, other
 liabilities, and accrued
                         Interest



(30,996)


                         Tenant security deposits



523









          NET CASH PROVIDED BY OPERATING ACTIVITIES



83,853









Investing Activities:



0










Financing Activities:






           Distributions to partners



(92,826)









          DECREASE IN CASH



(8,973)









           Cash and cash equivalents at beginning
of period



245,403









          CASH AND CASH EQUIVALENTS AT END OF PERIOD



$236,430









See notes to financial statements.





NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME
 PROPERTIES
(A Wisconsin Limited Partnership)
Notes to Financial Statements
(Unaudited)
March 31, 2002

 1.	In the opinion of the General Partners,
 the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals and liquidation basis adjustments) which are necessary for a fair presentation. These statements, which do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, should be read in conjunction with the National Real Estate Limited Partnership Income
Properties annual report for the year ended December 31, 2001 (please refer to the footnotes of those statements for additional details of the Partnership's financial condition). The operating results for the period ended
March 31, 2002 may not be indicative of the operating results for the entire year.

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


3.	National Realty Management, Inc. (NRMI): The
 Partnership incurred property management fees of $10,580 under an agreement with NRMI for the quarter ended March 31,
 2002. The Partnership also incurred $88,959 in the first quarter of 2002 for the reimbursement of accounting, administrative, and property selling expenses incurred by NRMI on behalf of the Partnership.

The Partnership subleases a portion of common area office space from NRMI under terms of a lease, which expires on August 31, 2002. During the first quarter of 2002, the Partnership incurred lease fees totaling $4,532 which represents the Partnership's prorated portion, based upon space occupied, of NRMI's monthly rental obligation.

4. National Development and Investment, Inc. (NDII):
Effective October 1, 2001, all expenses previously incurred
 by NDII on behalf of the Partnership will be incurred by NRMI, due to the dissolution of NDII as of that date.

5.	As outlined in the prospectus, the General Partners
agreed to make loans to the Partnership up to an aggregate of 3% of the gross proceeds of the offering to the extent necessary to provide distributions to the limited partners at annualized rates equal to 8% in 1985, 8.25% in 1986, and
 8.5% in 1987. The loan will be repaid solely from sales proceeds, with compounding interest equal to the cost of funds or 12%, whichever is lower. As of March 31, 2002, interest totaling $115,081 had accrued.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME PROPERTIES
(A Wisconsin Limited Partnership)
Management's Discussion and Analysis of
Financial Condition and Results of Operations
March 31, 2002

The Partnership owned and operated three investment properties during the first quarter of 2002: Tucson
 Lock-It Lockers, a 49,865 net rentable square foot mini warehouse complex in Tucson, Arizona; Phoenix Lock-It Lockers, a 62,016 net rentable square foot mini warehouse complex in Phoenix, Arizona; and a portion of Cave Creek Lock-It
Lockers containing 7,604 of 46,283 net rentable square feet in Phoenix, Arizona. On April 26, 2002, the Partnership sold
 Cave Creek Lock-it Lockers Phase I for a gross sale price of $319,904, its portion of the total gross sale price of $2,080,000 for Phases I, II and III. On June 18, 2002, the Partnership
 sold Tucson Lock-it Lockers for a gross sale price of $1,850,000.
  There is an outstanding sale contract for the Phoenix
Lock-it Lockers dated May 23, 2002.

National Real Estate Limited Partnership Income Properties
II ("NRELPIP-II") owned the remaining portion of Cave Creek
Lock-It Lockers. NRELPIP II is a Wisconsin limited partnership, affiliated with the General Partners.

Occupancy based upon net rentable square feet for the first three months of 2002 averaged 88.66% for Tucson Lock-It Lockers; 85.44% for Phoenix Lock-It Lockers; and 85.42% for Cave Creek Lock-It Lockers. This compares to an average of 92.11% for Tucson Lock-It Lockers; 91.10% for Phoenix Lock-It Lockers;
and 90.88% for Cave Creek Lock-It Lockers during the same period in 2001.

Three Months Ended March 31, 2002 and 2001
As described in Part II, Item 1, Legal Proceedings, the Partnership reached a settlement agreement on February 11, 2002 that will result in liquidation of the Partnership's net assets. Accordingly, on December 31, 2001 the Partnership revalued its assets and liabilities to the amounts expected to be collected and paid during the liquidation (please refer to the financial statement footnotes to the Partnership's annual report for the year ended December 31, 2001 for additional details). As a result, operations for the three months ended March 31, 2002, are reported on the Statement of Changes in Net
 Assets in Liquidation, while operations for the three months ended March 31, 2001, are reported on a going concern basis on the Statement of Income. The Statement of Changes in Net Assets in Liquidation differs from the Statement of Income in that the Partnership no longer depreciates investment properties, and has recognized certain Liquidation Basis Adjustments. As a result of these differences, the results of the three months ended March 31, 2002 are not comparable to the results of the three months ended March 31, 2001.

Net assets in liquidation decreased $200,122 from $3,635,950 on December 31, 2001, to $3,435,828 on March 31, 2002. This
decrease was due to the net effect of $54,537 net income for the period, and $254,659 in adjustments to the liquidation basis estimate during the period.

The $254,659 in adjustments to the liquidation basis estimate consisted of a $260,000 price reduction to the Phoenix Lock-it
 Lockers sales contract, netted with $5,341 in reductions to estimated selling costs for the Phoenix, Tucson, and Cave Creek Phase I Lock-it Lockers properties.

PART II. OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings

On May 25, 1999, the general partners, the property management company (NRMI), and other entities and individuals were named as defendants in a lawsuit (the "Vishnevsky Defendants"). The plaintiffs sought to have this action certified as a class action lawsuit. In the complaint, the plaintiffs alleged wrongdoing against the Vishnevsky Defendants in connection with two basic areas. First, various vote solicitations allegations were made by the plaintiffs to be an effort to perpetuate the Partnership and avoid liquidation. Second, allegations were made regarding the taking and use of Partnership funds and property, including excessive fees and unauthorized expenses.

On March 14, 2000, the parties to the litigation, with the
 exception of the defendant Wolf & Company, entered into a Stipulation of Settlement ("2000 Settlement"). The 2000 Settlement provided for the appointment of an independent marketing agent
 (the "Partnerships' Representative") to market and sell the Partnership investment property. However, no offer to purchase the property was to be accepted without first obtaining approval from a majority interest of the limited partners. Final distribution of the net proceeds received from a sale of the Partnership's investment property was to be made in accordance with the terms of the Partnership's limited partnership agreement and prospectus, and upon providing 20-day notice to the plaintiffs' attorney. Net proceeds were first to be applied to pay plaintiffs'
 counsel's legal fees, expenses and costs, with interest thereon. The actual terms for distribution were finalized in the February
11, 2002 Arbitration Stipulation, described hereinafter.

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

The 2000 Settlement further provided that any legal expenses incurred in connection with the arbitration process could not be advanced or paid by the Partnership. The following legal expenses could be paid by the Partnership: 1) legal expenses incurred in drafting the 2000 Settlement, or obtaining preliminary or final approval of the 2000 Settlement, 2) legal expenses incurred in the sales process for marketing or selling the investment property, and 3) other legal expenses properly incurred in the business of the Partnership unrelated to this lawsuit or the arbitration process. Certain legal expenses were charged to the Partnership in 2001. This matter was resolved in the Arbitration Stipulation signed February 11, 2002. The 2000 Settlement also provided that the plaintiffs' claims made against NRMI, the general partners, and other related parties for excessive charging of expenses to the partnerships named as nominal defendants in the class action lawsuit, including the Partnership, were to be resolved through binding arbitration. Any such expenses disallowed through arbitration would be reimbursed to the partnerships.
This matter was also settled in the Arbitration Stipulation.


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

On April 27, 2000 the Circuit Court of Waukesha County held a hearing and certified the lawsuit as a non-opt out class action, in which all limited partners of the Partnership were required to be included in the settlement of this litigation. Furthermore, the Court ruled that plaintiffs' attorney fees would be equal to one-third of the difference between the secondary market value of the Partnership interest and the total funds available for distribution to the limited partners after payment of all
Partnership obligations, as described above.

On June 20, 2000, the Court entered a judgment based upon its April 27th decision. Thereafter, on July 21, 2000, the Court held a hearing on the plaintiffs' Motion for Enforcement of the Court Approved Settlement and in Support of Sanctions.
The outcome of the hearing was that the Court granted sanctions totaling $437,000 against the Vishnevsky Defendants and their counsel for delaying the appointment of the Partnerships' Representative and the arbitrators. The Court took under advisement the remaining open issue regarding the determination of the secondary market value for computing the plaintiffs' attorney fees until the arbitration proceedings were completed and the Partnerships' properties were sold.

On August 2, 2000, the Vishnevsky Defendants filed an appeal on the portion of the judgement, which determined the method for computing the plaintiffs' attorney fees. On October 10, 2000 the Vishnevsky Defendants and their counsel filed a second appeal from the order granting the sanctions. A motion to consolidate the two appeals was granted. On October 24, 2001, the Court of Appeals rendered its decision with respect to both appeals. The Court affirmed the lower court ruling respecting the determination of the attorneys fees, but reversed the Order imposing the sanctions for delay in implementing the 2000
Settlement agreement based upon the lower court's erroneous view of the effective date of that agreement.

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

The remaining cash in the settlement fund, as described above, will be allocated and distributed to the limited partners in this partnership and the other partnerships participating in this litigation, based upon a court approved allocation formula.
The portion of the Settlement Fund allocable to the limited partners of this partnership is estimated to be $243,073.
Upon completion of all litigation matters, these funds will be disbursed to the limited partners directly from the Settlement Fund. These funds are not the property of the Partnership entity and, accordingly, are not reflected as an asset in the accompanying financial statements and will not flow through the partnership's books.

The timing of distributions to limited partners will be largely dependent on the amount of time necessary to resolve all issues. Once the partnership's property is sold and the sales proceeds distributed, the partnership will be terminated. The monetary impact of these matters has been estimated, and is presented in the statement of net assets in liquidation as estimated obligation for plaintiffs' attorney fees, and estimated obligation for future liquidation expense. The final outcome of these estimates is not presently determinable, and the resulting changes could be material to the financial statements. Upon termination, the amount of the reserves shown for such attorney fees and liquidation expenses will be transferred to a non-interest bearing liquidating trust fund. If any amount remains in the trust fund after payment of all liquidation expenses and attorney fees, it will be added to the Settlement Fund.



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







2


14