Form 10QSB
period 2002-06-30
NATIONAL REAL ESTATE LTD PARTNERSHIP INCOME PROPERTIES
filed 2002-09-30
CIK 759857

U. S. Securities and Exchange Commission

	Washington, DC 20549

	FORM 10-QSB
(Mark One)

(  X )	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2002

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


INDEX



Page

 PART I. FINANCIAL INFORMATION

Statement of Net Assets in Liquidation (Unaudited) -
	June 30, 2002, and December 31, 2001.....
..............................................2

Statement of Changes in Net Assets in Liquidation
 (Unaudited) -
	Three and six months ended June 30, 2002..
......................................... ...3

Statement of Operations (Unaudited) -
	Three and six months ended June 30, 2001..
.............................................4

Statement of Changes in Partners' Capital (Deficit)
(Unaudited) -
Six months ended June 30, 2001	5

Statement of Cash Flows (Unaudited) -
Six months ended June 30, 2001	6

Notes to Financial Statements (Unaudited)	7-8

 	Management's Discussion and Analysis of Financial
Condition and Results of Operations	9


PART II. OTHER INFORMATION AND SIGNATURES

Item 1. Legal Proceedings	10-11

Item 2. Changes in Securities and Use of Proceeds
12

Item 3. Defaults Upon Senior Securities	12

Item 4. Submission of Matters to a Vote of Security
Holders	12

Item 5. Other Information	12

Item 6. Exhibits and Reports on Form 8-K	12



PART I. FINANCIAL INFORMATION
NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME
PROPERTIES




(A Wisconsin Limited Partnership)
Statement of Net Assets in Liquidation
(Liquidation Basis)
(Unaudited)














               June 30,
                      2002


       December 31,                       2001


ASSETS

















Investment properties, at estimated liquidation value


$1,771,013


$4,080,179


      Buildings, improvements, and land




Cash and cash equivalents


2,233,523


296,983


Escrow deposits and other assets


11,069


36,458



                      Total Assets


4,015,605


4,413,620


















LIABILITIES











Tenant security deposits


3,259


4,223


Accrued expenses and other liabilities


23,277


116,862


Deferred rent


7,905


39,803

Accrued interest payable to individual General Partner


121,633


108,639


Note payable to individual General Partner (Note 5)


271,020


271,020
Reserve for plaintiffs' attorney fees


77,199


77,199
Reserve for future liquidation expenses


119,126


159,924












                    Total Liabilities


623,419


777,670



                    Net assets in liquidation


$3,392,186


$3,635,950





















See notes to financial statements.










NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME
PROPERTIES
(A Wisconsin Limited Partnership)
Statement of Changes in Net Assets in Liquidation
(Liquidation basis)
(Unaudited)







                Three Months Ended
       Six Months Ended

                                      June 30,
                                     June 30,







2002



2002


INCOME








            Operating


$159,636



$349,992


            Total income


159,636



349,992











OPERATING EXPENSES








            Operating


121,869



201,096


            Administrative


63,038



142,597







            Interest


6,552



12,995


            Total operating expenses


191,459



356,688











(Loss) from operations


(31,823)



(6,696)


Other income








            Interest income


2,071



3,513











            Net (loss)


(29,752)



(3,183)











Net assets in liquidation at beginning of period



3,435,828



3,635,950



Adjustments to liquidation basis




 (13,890)



(240,581)


Net assets in liquidation at June 30, 2002



$3,392,186



$3,392,186
$





See notes to financial statements.



NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME
PROPERTIES
(A Wisconsin Limited Partnership)
Statement of Operations
(Going Concern Basis)
(Unaudited)







                 Three Months Ended
           Six Months Ended
                                      June 30,

                               June 30,






2001



2001


INCOME








            Operating



$203,225


$404,157


            Total income



203,225



404,157











OPERATING EXPENSES








            Operating



112,124



189,838


            Administrative



66,353



107,205

            Depreciation


35,916



71,831


            Interest



8,525



17,999


            Total operating expenses



222,918



386,873











Income (loss) from operations



(19,693)



17,284


Other income








            Interest income



3,109



7,298

















            Net income (loss)



$(16,584)



$24,582











Net income (loss) attributable to
            General Partners (3%)



$(498)


$737


Net income (loss) attributable to
            Limited Partners (97%)



$(16,086)



$23,845







Per Limited Partnership
            Interests outstanding--9,004.15



$(1.79)



$2.65
$




See notes to financial statements.


NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME
PROPERTIES
(A Wisconsin Limited Partnership)
Statement of Changes in Partners' Capital
 (Deficit)
(Going Concern Basis)
(Unaudited)
Six Months Ended June 30, 2001







         Limited
         Partners


         General
          Partners


Interests Held in
    Treasury



Total

Partners' capital (deficit), January 1, 2001

     $2,790,762

$(161,919)

$(21,671)

     $2,607,172

Distributions

(135,062)

(4,177)



  (139,239)

Net income for the period

           23,845

                737



          24,582

Partners' capital (deficit), June 30, 2001


 $2,679,545

$(165,359)

$(21,671)

$2,492,515
See notes to financial statements.




NATIONAL REAL ESTATE LIMITED PARTNERSHIP
INCOME PROPERTIES
(A Wisconsin Limited Partnership)
Statement of Cash Flows
(Going Concern Basis)
(Unaudited)
Six Months Ended June 30, 2001
















Operating Activities:






            Net income



$24,582


            Adjustments to reconcile net income
 to net cash provided by             operating
 activities:






                         Depreciation



71,831









             Changes in operating assets and
 liabilities:






                         Escrow deposits and other
 assets



21,592


                         Deferred rent



3,128


                         Accrued expenses, other
 liabilities, and accrued
                         Interest



(27,003)


                         Tenant security deposits



523









          NET CASH PROVIDED BY OPERATING ACTIVITIES



94,653









Investing Activities:



0










Financing Activities:






           Distributions to partners



(139,239)









          DECREASE IN CASH



(44,586)









           Cash and cash equivalents at beginning
of period



245,403









          CASH AND CASH EQUIVALENTS AT END OF
 PERIOD



$200,817









See notes to financial statements.





NATIONAL REAL ESTATE LIMITED PARTNERSHIP
INCOME PROPERTIES
(A Wisconsin Limited Partnership)
Notes to Financial Statements
(Unaudited)
June 30, 2002

 1.	In the opinion of the General Partners,
the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals, and liquidation basis adjustments) which are necessary for a fair presentation. These statements, which do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, should be read in conjunction with the
 National Real Estate Limited Partnership Income
Properties annual report for the year ended December
 31, 2001 (please refer to the footnotes of those statements for additional details of the Partnership's financial condition). The operating results for the period ended June 30, 2002 may not be indicative of the operating results for the entire year.

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
The Partnership incurred property management fees of
 $20,830 under an agreement with NRMI for the two quarters ended June 30, 2002. The Partnership also incurred $132,336 in the first two quarters of 2002 for the reimbursement of accounting, administrative, and property selling expenses incurred by NRMI on behalf of the Partnership.

The Partnership subleases a portion of common area office space from NRMI under terms of a lease, which expires on August 31, 2002. During the first two quarters of 2002, the Partnership incurred lease fees totaling $7,600 which represents the Partnership's prorated portion, based upon space occupied, of NRMI's monthly rental obligation.

4. National Development and Investment, Inc. (NDII):
Effective October 1, 2001, all expenses previously incurred
 by NDII on behalf of the Partnership will be incurred by NRMI, due to the dissolution of NDII as of that date.

5.	As outlined in the prospectus, the General Partners
 agreed to make loans to the Partnership up to an aggregate of 3% of the gross proceeds of the offering to the extent necessary to provide distributions to the limited partners at annualized rates equal to 8% in 1985,
 8.25% in 1986, and 8.5% in 1987. The loan will be repaid solely from sales proceeds, with compounding interest equal to the cost of funds or 12%, whichever is lower. As of June 30, 2002, interest totaling
 $121,633 had accrued.

NATIONAL REAL ESTATE LIMITED PARTNERSHIP INCOME
 PROPERTIES
(A Wisconsin Limited Partnership)
Management's Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2002

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

Occupancy based upon net rentable square feet for the
 first six months of 2002 averaged 85.44% for Phoenix
Lock-It Lockers. This compares to an average of 91.10% during the same period in 2001.

Three  and Six Months Ended June 30, 2002 and 2001
As described in Part II, Item 1, Legal Proceedings, the Partnership reached a settlement agreement on February 11, 2002 that will result in liquidation of the Partnership's net assets. Accordingly, on December
 31, 2001 the Partnership revalued its assets and liabilities to the amounts expected to be collected and paid during the liquidation (please refer to the financial statement footnotes to the Partnership's annual report for the year ended December 31, 2001 for additional details). As a result, operations for the three and six months ended June
 30, 2002, are reported on the Statement of Changes in Net Assets in Liquidation, while operations for the three and six months ended June 30, 2001, are reported on a going concern basis on the Statement of Operations. The Statement of Changes in Net Assets in Liquidation differs from the Statement of Operations in that the Partnership no longer depreciates investment properties, and has recognized certain
 Liquidation Basis Adjustments. As a result of these differences, the results of the three and six months ended
June 30, 2002 are not comparable to the results of the three and six months ended June 30, 2001.

Net assets in liquidation decreased $243,764 from $3,635,950 on December 31, 2001, to $3,392,186 on June 30, 2002. This
decrease was due to the net effect of a $(3,183) net loss for the period, and $(240,581) in adjustments to the liquidation basis estimate during the period.

The $240,581 in adjustments to the liquidation basis estimate consisted of a $260,000 price reduction to the Phoenix Lock-it Lockers sales contract, additions to estimated selling costs for the Phoenix, Tucson, and Cave
 Creek Phase I Lock-it Lockers properties at June 30, 2002, as well as adjustments to the estimated reserve for future liquidation expenses.





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

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

The sale of the partnership property Cave Creek
 Lock-it Lockers Phase I was reported on Form 8-K filed on May 10, 2002.


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







13


14